Form 10-Q
period 2014-12-31
First Fixtures, Inc.
filed 2015-02-26
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

Commission File Number 333-197443

FIRST FIXTURES, INC.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

McKenzie Street 31, Eastend, Bloemfontein, South Africa 9301

(Address of principal executive offices)(Zip Code)

775-321-8231

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court  ☐Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 26, 2015, there were 5,000,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST FIXTURES, INC.

CONDENSED FINANCIAL STATEMENTS

December 31, 2014

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-4

3

FIRST FIXTURES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,404	$5,000

TOTAL CURRENT ASSETS	$1,404	$5,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$587	$-
Due to related party	11,422	1,822

TOTAL CURRENT LIABILITIES	12,009	1,822

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 5,000,000 shares of common stock	5,000	5,000
Accumulated deficit	(15,605)	(1,822)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(10,605)	3,178

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,404	$5,000

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2014	Nine months ended December 31, 2014

REVENUE	$-	$-

EXPENSES
Office and general	$3,923	$13,783

TOTAL EXPENSES	(3,923)	(13,783)

NET LOSS	(3,923)	(13,783)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended December 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(13,783)
Adjustments to reconcile net loss to net cash used in operating activities	-
Changes in operating assets and liabilities
Accounts payable	587

NET CASH USED IN OPERATING ACTIVITIES	(13,196)

NET CASH USED IN INVESTING ACTIVITIES	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	9,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,600

NET DECREASE IN CASH	(3,596)

CASH, BEGINNING OF PERIOD	5,000

CASH, END OF PERIOD	$1,404

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Fixtures, Inc. was incorporated in the State of Nevada as a for-profit Company on February 21, 2014 and established a fiscal year end of March 31. The Company is organized to sell plumbing fixtures over the internet.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2014 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $13,783. As at December 31, 2014, the Company has a working capital deficit of $10,605. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2014, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of December 31, 2014 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of June 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 28, 2014, the Company issued 5,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $5,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2014, the Company owed $1,822 to its Chief Executive Officer. During the nine months ended December 31, 2014, the Company received additional cash advances from the CEO of $9,600. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 24, 2015, which is the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended December 31, 2014 we had no revenue. Expenses for the three month period ended December 31, 2014 totaled $3,923 resulting in a Net loss of $3,923. The Net Loss for the three month period ended December 31, 2014 is a result of Office and general expense of $3,923 comprised primarily of accounting expense and printing expense.

Expenses for the nine month period ended December 31, 2014 totaled $13,783 resulting in a Net loss of $13,783. The Net Loss for the nine month period ended December 31, 2014 is a result of Office and general expense of $13,784 comprised primarily of accounting expense and printing expense.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of December 31, 2014, we had $1,404 in cash as compared to $5,000 in cash at March 31, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2014, the Company’s sole officer and director, Mr. Povall has loaned the Company $11,422 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

4

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2014, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Saftey Disclosures.

None

Item 5. Other Information.

None

6

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fixtures, Inc. (Registrant)

Date: February 26, 2015	By:	/s/ Colin Povall
Colin Povall
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer