Form 10-K
period 2015-03-31
First Fixtures, Inc.
filed 2015-06-29
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-197443

Commission file number

FIRST FIXTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

McKenzie Street 31, Eastend, Bloemfontein, South Africa	9301
(Address of principal executive offices)	(Zip Code)

775-321-8231

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of June 26, 2015, 100,043,412 shares were issued and outstanding.

PART I

Item 1. Business.

On February 28, 2014, Mr. Colin Povall, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of March 31. FIRST FIXTURES, INC. is a development-stage company that intends to market and sell kitchen and bathroom fixtures online through its’ intended website. Other than its President, the Company has no employees. We intend to contract with specialists to develop our logo and website, and contract with an Internet advertising and search engine specialist to assist us in development of our planned business. The Company has currently no arrangements or understandings in place with any specialists to develop our logo, to develop our website and to develop our planned business through Internet advertising and search engines.

FIRST FIXTURES, INC. is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Accordingly, there will be illiquidity of any future trading market until the company is no longer considered a shell company.

The Company has not yet implemented its business model and to date has generated no revenues. It is the Company’s intention to provide its customers with the quality kitchen and bathroom fixtures. The Company’s target customers will be home builders or home owners that have an interest in home renovations. We intend to deploy current electronic marketing activities like Search Engine Optimization and online advertising. The Company intends to focus its marketing activities in North America.

The Company intends to provide home kitchen & bathroom faucets and faucet handles manufactured by Zhejiang Momali Sanitary Utensils Co., Ltd., our potential supplier who specializes in manufacturing spigot, sanitary material, and copper hardware components. Although our potential supplier has an “Add to Basket” on their website, there is no customer accessible “Check Out” function nor customer accessible “Payment” function” on our potential supplier’s website. Therefore, we are of the opinion that potential First Fixtures customers cannot buy directly from our potential supplier. FIRST FIXTURES, INC. intends to market our planned products on the Internet. Over the twelve months following the date of this offering, the Company’s business activities and related expenses will be affected by the proceeds from sales of shares in this offering received by the Company as discussed below.

Product Description

Kitchen and bathroom faucets from Zhejiang Momali Sanitary Utensils Co., Ltd. have a broad range of style and finish. Faucet finish will include oil rubbed bronze, brushed nickel and chrome plating. Tub/shower faucets will include deck mounted, wall mounted and freestanding with hand showers. Bathroom basin taps will include free standing and deck mount basin taps while kitchen faucets will include wall mount and deck mount faucets with hand sprayers.

Competitive Environment

Manufacturers include large companies such as American Standard Brands, Armitage Shanks, Asahi Eito Co., Ltd., Black & Decker Corporation, Price Pfister, Inc., Elkay Manufacturing Company, Friedrich Grohe AG & Co. KG, Ideal Standard, Jacuzzi Whirlpool Bath, Kohler Co., MAAX Corp., Masco Corp., Moen, Inc., Roca UK, Sanitec Corp., Toto Ltd., and Villeroy & Boch. In addition, there are many large retailers of plumbing fixtures like Home Depot, HQ and HQ, Home Depot, and Builder's Square (Builders Square closed its stores and became an online distributor). There are many online resellers of plumbing fixtures including www.kingstonbrass.com, www.eodfaucet.com, www.signaturehardware.com, www.vintagebath.com, www.signofthecrab.com and www.vandykes.com.

Our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase. We might not be able to compete with large company’s if they where to drive prices down for bathroom fixtures.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, we intend to apply for quotation on the Over-the-Counter Bulletin Board (OTCBB). In order to be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, who, generally speaking, must approve the first quotation of a security by a market maker on the OTCBB, nor can there be any assurance that such an application for quotation will be approved.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the period from February 21, 2014 (date of inception) through March 31, 2015, the Company has not implemented its plan of operation therefore we had no revenue. Expenses for the year ended March 31, 2015 totaled $16,669 consisting primarily of Office and general expense, resulting in a net loss of $16,669. Expenses for the period from February 21, 2014 (date of inception) to March 31, 2014 totaled $1,822 consisting primarily of Office and general expense, resulting in a net loss of $1,822.

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

As of March 31, 2015, we had $Nil in cash. As of the date of this Form 10-K statement, the current funds available to the Company will not be sufficient to fund the expenses related to this offering, continue maintaining a reporting status. The Company’s sole officer and director, Mr. Povall has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

Plan of Operation

FIRST FIXTURES, INC. is a development-stage company that intends to market and sell its planned products through its’ intended website. The Company has not yet implemented its business model and to date and has generated no revenues. It is the Company’s intention to provide its customers with the quality kitchen and bathroom fixtures. The Company’s target market will be home builders or home owners that have an interest in home renovations.

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Over the next 12-month period, our Company must raise capital to introduce its planned products and start sales. We intend to market our products on the Internet. We have two planned phases to our operations over the next twelve months. The business activities and related expenses in each phase will be affected by the proceeds from sales of shares in this offering received by the Company as discussed below. The Company requires a minimum of $25,000 to implement its business plan.

The Company intends to store and make delivery to customers its planned inventory in the United States at fulfillment service providers like Expert Fulfillment, eCommerce Fulfillment or Shipwire. The company has not contracted with any fulfillment service providers.

The first phase of our planed operations will be to secure the services of specialists to develop our logo and website. Estimated cost for logo development is $10,000. Estimated cost for website development is $8,000. In addition, the Company plans to purchase two lap top computers, a printer/fax, a photocopier and the requisite office supply and stationary at an estimated cost of $7,300. The company anticipates the first phase of our planed operations to be completed within 120 days of this offering. Initial inventory will consist of product numbers M11020-528C Faucet, P25005 Hand Shower, M11300-119 Popular Faucet, Model 126 American Basin Mixer, M11205 Hot Basin Mixer, M12308-124 Unique Gold Faucet, and M92300-119 Rain Shower Mixer. Once the net proceeds from this offering have been determined, the mix of product and related quantities will be decided upon.

For the second phase of our planed operations, we intend to engage the services of an Internet advertising and search engine specialist software at an estimated cost of $6,000 for search engine optimization and an estimated cost of $12,000 for online advertising. The Company intends to enter into a supply agreement with Zhejiang Momali Sanitary Utensils Co., Ltd. and purchase its initial inventory at an estimated cost of $34,450. The company anticipates the second phase of our planned operations to be completed within 240 days of this offering. We anticipate generating revenues within 360 days of this offering.

If $25,000 of financing is raised, the Company intends to scale back its planned Inventory purchase and travel expenses to $4,000 and $1,000 respectively, eliminating the logo development expense and reducing the website development expense to $6,000 and minimize online advertising and search engine optimization expenses to $3,000 and $2,200 respectively and reducing our administrative expense to $1,550 (see Use of Proceeds, (Page 15).

If $50,000 of financing is raised, the Company intends to scale back its planned Inventory purchase and travel expenses to $11,350 and $5,000 respectively, reducing the logo development expense to $5,000 and reducing the website development expense to $6,000, Furthermore, the Company will minimize online advertising and search engine optimization expenses to $7,000 and $3,600 respectively and reducing our administrative expense to $4,800 (see Use of Proceeds, Page 15).

If $75,000 of financing is raised, the Company intends to scale back its planned Inventory purchase and travel expenses to $20,900 and $7,500 respectively, increasing the logo development expense to $10,000 and increasing the website development expense to $8,000, Furthermore, the Company will reduce online advertising and search engine optimization expenses to $10,000 and $4,800 respectively and reducing our administrative expense to $4,800.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders

First Fixtures, Inc.

We have audited the accompanying balance sheets of First Fixtures, Inc. (“the Company”) as of March 31, 2015 and 2014 and the related statements of operations, stockholders’ (deficit) equity and cash flows for the year ended March 31, 2015 and the period from February 21, 2014 (inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of First Fixtures, Inc. as of March 31, 2015 and 2014, and the results of its operations and cash flows for the year ended March 31, 2015 and the period from February 21, 2014 (inception) to March 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 26, 2015

Item 8. Financial Statements and Supplementary Data.

FIRST FIXTURES, INC.

FINANCIAL STATEMENTS

March 31, 2015 and 2014

FIRST FIXTURES, INC.

BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS

CURRENT ASSETS
Cash	$-	$5,000

TOTAL CURRENT ASSETS	$-	$5,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	2,069	-
Due to related party	11,422	1,822

TOTAL CURRENT LIABILITIES	13,491	1,822

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 2,590,000,000 shares of common stock (Refer Note 3)	2,590,000	2,590,000
Additional paid in capital	(2,585,000)	(2,585,000)
Stock subscriptions receivable	(2,978)	-
Common stock subscribed	2,978	-
Accumulated deficit	(18,491)	(1,822)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(13,491)	3,178

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$-	$5,000

The accompanying notes are an integral part of these financial statements.

FIRST FIXTURES, INC.

 STATEMENTS OF OPERATIONS

	Year Ended March 31, 2015	From February 21, 2014 (date of inception) to March 31, 2014

REVENUE	$-	$-

EXPENSES
Office and general	$16,669	$1,822

TOTAL EXPENSES	(16,669)	(1,822)

NET LOSS	(16,669)	(1,822)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	2,590,000,000	2,125,128,205

The accompanying notes are an integral part of these financial statements.

FIRST FIXTURES, INC.

 STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM FEBRUARY 21, 2014 (INCEPTION) TO MARCH 31, 2015

	Common Stock		Additional	Common	Stock
	Number of shares	Amount	Paid-in Capital	Stock Subscribed	Subscriptions Receivable	Accumulated Deficit	Total

Balance, February 21, 2014 (inception)	-	-	-	-	-	-	-
Common shares issued for cash – at $0.001 per share, February 28, 2014	2,590,000,000	$2,590,000	$(2,585,000)	$-	$-	$-	$5,000

Net loss for the period ended March 31, 2014	-	-	-	-	-	(1,822)	(1,822)

Balance, March 31, 2014	2,590,000,000	2,590,000	(2,585,000)		-	(1,822)	3,178
Common stock subscribed	-	-	-	$2,978	(2,978)	-	-

Net loss for the year ended March 31, 2015	-	-	-	-	-	(16,669)	(16,669)

Balance, March 31, 2015	2,590,000,000	$2,590,000	$(2,585,000)	$2,978	$(2,978)	$(18,491)	$(13,491)

The accompanying notes are an integral part of these financial statements.

FIRST FIXTURES, INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2015	From February 21, 2014 (date of inception) to March 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(16,669)	$(1,822)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	2,069

NET CASH USED IN OPERATING ACTIVITIES	(14,600)	(1.822)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	5,000
Proceeds from related parties	9,600	1,822

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,600	6,822

NET DECREASE IN CASH	(5,000)	5,000

CASH, BEGINNING OF PERIOD	5,000	-

CASH, END OF PERIOD	$-	$5,000

The accompanying notes are an integral part of these financial statements.

FIRST FIXTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Fixtures, Inc. was incorporated in the State of Nevada as a for-profit Company on February 21, 2014 and established a fiscal year end of March 31. The Company is organized to sell plumbing fixtures over the internet.

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $18,491. As at March 31, 2015, the Company has a working capital deficit of $13,491. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2015 and 2014, there were no common stock equivalents outstanding.

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

FIRST FIXTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of March 31, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK

On April 25, 2015 the directors of the Company increased its Share Capital from 75,000,000 authorized common shares to 200,000,000 authorized common shares with the same par value of $0.001 per share. No preferred shares have been authorized or issued.

On February 28, 2014, the Company issued 2,590,000,000 (5,000,000 pre-split) common shares at $0.00000193 per share to the sole director and President of the Company for cash proceeds of $5,000.

From February 2015 through April 2015, the Company entered into stock subscription agreements to issue 40,017,572 shares of its common stock for $3,090 in cash. As of March 31, 2015, agreements to issue 38,567,172 shares were executed; however, cash had not been received, nor shares issued, at March 31, 2015 (total related value of $2,978).

On April 25, 2015, the founding shareholder of the Company returned 2,529,974,160 (4,884,120 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000004 per share for a total consideration of $10 to the shareholder.

On April 25, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 518 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 518:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

FIRST FIXTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2015, the Company owed $11,422 (March 31, 2014 $1,822) to its Chief Executive Officer. During the year ended March 31, 2015, the Company received additional cash advances from the CEO of $9,600. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	March 31, 2015	March 31, 2014

Net loss before income taxes	$(16,669)	$(1,822)
Income tax rate	34%	34%
Income tax recovery	(5,667)	(619)
Non-deductible	–	–
Valuation allowance change	5,667	619

Provision for income taxes	$–	$–

The significant components of deferred income tax assets at March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Net operating loss carry-forward	$6,287	$619
Valuation allowance	(6,287)	(619)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of March 31, 2015 and 2014, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended March 31, 2015 and 2014 no interest or penalties have been accrued as of March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2014 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

FIRST FIXTURES, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 6 – SUBSEQUENT EVENTS

On April 5, 2015, the Company issued 40,017,572 shares of common stock for $3,090 in cash.

On April 25, 2015, the directors of the Company increased its Share Capital from 75,000,000 common shares to 200,000,000 common shares.

On April 25, 2015, the founding shareholder of the Company returned 2,529,974,160 (4,884,120 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000004 per share for a total consideration of $10 to the shareholder.

On April 25, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 518 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 518:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2015 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Colin Povall	45	President, Secretary/Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr Povall has been the owner of his own plumbing company since February 2000 until the present date. He has been running his Company, H20 Technologies CC Trading as Plumbing Unlimited, successfully and has extensive knowledge of bathroom fixtures.

The Company feels that Mr. Povall’s entrepreneurship and his experience in plumbing products sales, services and marketing make him the best choice for the president of the Company.

Director Independence

Our board of directors is currently composed of one member, Colin Povall, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Conflicts of Interest

At the present time, the company does not foresee any direct conflict between Mr. Povall’s’ other business interests and his involvement in FIRST FIXTURES, INC.

Item 11. Executive Compensation.

FIRST FIXTURES, INC. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through March 31, 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
COLIN POVALL	2014	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0

We did not pay any salaries in 2015. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
COLIN POVALL	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. FIRST FIXTURES, INC. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (February 21, 2014) through March 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
COLIN POVALL	0	0	0	0	0	0	0

At this time, FIRST FIXTURES, INC. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class	Percentage of Ownership Assuming all of the Shares are Sold	Percentage of Ownership Assuming 75% of the Shares are Sold	Percentage of Ownership Assuming 50% of the Shares are Sold	Percentage of Ownership Assuming 25% of the Shares are Sold

Common Stock	COLIN POVALL McKenzie Street 31 Eastend, Bloemfontein, South Africa 9301 [2]	5,000,000	100%	66.67%	73%	80%	88.89%

	All Officers and Directors as a Group (1 person)	5,000,000	100%	66.67%	73%	80%	88.89%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Povall is the only “promoter” of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 28, 2014, we issued a total of 5,000,000 shares of common stock to Mr. Colin Povall, our sole officer and director, for total cash consideration of $5,000. The Company considered these securities as “Founders” shares. Mr. Colin Povall purchased his shares at par value being $0.001 per share, considerably lower than the $0.04 cents per share in this offering. This offer and sale was made pursuant to the exemption from registration afforded by Rule 903(b)(3) of the Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were sold outside of US, to a non-US person, with no directed selling efforts in the US, and where offering restrictions were implemented.

Mr. Povall he has not been a promoter at anytime in the past 5 years and he is receiving no compensation for the sale of shares under offering. There are no assets acquired or to be acquired by the Company from Mr. Povall.

Our sole officer and director provides office space at no charge to the Company.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2015 we incurred approximately $10,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended March 31, 2015.

During the fiscal year ended March 31, 2014 we incurred approximately $5,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended March 31, 2014.

During the fiscal year ended March 31, 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	XBRL Interactive Data File

___________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on July 16, 2014.

[2]	Incorporated by reference from the Company’s S-1/A filed with the Commission on October 16, 2014.

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Fixtures, Inc.

Dated: June 26, 2015	By:	/s/ Colin Povall
Colin Povall
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

