Form 10-Q
period 2015-06-30
First Fixtures, Inc.
filed 2015-08-19
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2015, there were 100,043,412 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

FIRST FIXTURES, INC.

FINANCIAL STATEMENTS

June 30, 2015

CONDENSED BALANCE SHEETS	F-1

CONDENSED STATEMENTS OF OPERATIONS	F-2

CONDENSED STATEMENTS OF CASH FLOWS	F-3

NOTES TO CONDENSED FINANCIAL STATEMENTS	F-4

3

FIRST FIXTURES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	5,282	2,069
Due to related party	14,132	11,422

TOTAL CURRENT LIABILITIES	19,414	13,491

STOCKHOLDERS’ DEFICIT
Common stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 100,043,412 and 2,590,000,000 shares of common stock (Refer Note 3)	100,043	2,590,000
Additional paid-in capital	(91,953)	(2,585,000)
Stock subscriptions receivable	-	(2,978)
Common stock subscribed	-	2,978
Accumulated deficit	(27,504)	(18,491)

TOTAL STOCKHOLDERS’ DEFICIT	(19,414)	(13,491)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2015	Three months ended June 30, 2014

REVENUE	$-	$-

EXPENSES
General and administrative	$9,013	$5,900

TOTAL EXPENSES	(9,013)	(5,900)

NET LOSS	(9,013)	(5,900)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	737,728,416	2,590,000,000

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30, 2015	Three months ended June 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(9,013)	$(5,900)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	3,213	-

NET CASH USED IN OPERATING ACTIVITIES	(5,800)	(5,900)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,090	-
Proceeds from related parties	2,710	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,800	4,000

NET DECREASE IN CASH	-	(1,900)

CASH, BEGINNING OF PERIOD	-	5,000

CASH, END OF PERIOD	$-	$3,100

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Fixtures, Inc. was incorporated in the State of Nevada as a for-profit Company on February 21, 2014 and established a fiscal year end of March 31. The Company is organized to sell plumbing fixtures over the internet.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $27,504. As at June 30, 2015, the Company has a working capital deficit of $19,414. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2015 and 2014, there were no common stock equivalents outstanding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of June 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

On April 5, 2015, the Company issued 40,017,572 shares of its common stock for $3,090 in cash.

On April 23, 2015 the directors of the Company increased its Share Capital from 75,000,000 authorized common shares to 200,000,000 authorized common shares with the same par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 23, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 518 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 518:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On April 24, 2015, the founding shareholder of the Company returned 2,529,974,160 (4,884,120 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000004 per share for a total consideration of $10 to the shareholder.

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2015, the Company owed $14,132 (March 31, 2015 $11,422) to its Chief Executive Officer. During the three month periods ended June 30, 2015 and 2014, the Company received cash advances from the CEO of $2,710 and $4,000, respectively. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

On July 20, 2015, the Chief Executive Officer advanced $3,459 to the Company. As with prior cash advances, amounts due to the related party are unsecured, non-interest bearing and are due on demand.

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

Results of Operations

For the three month period ended June 30, 2015 we had no revenue. Expenses for the three month period ended June 30, 2015 totaled $9,013 resulting in a Net loss of $9,013 compared to expenses totaling $5,900 and a net loss of $5,900 for the three month period ended June 30, 2014. The Net Loss for the three month period ended June 30, 2015 is a result of General and administrative expense of $9,013 comprised primarily of accounting expense and printing expense. The Net Loss for the three month period ended June 30, 2014 is comprised primarily of accounting expense and printing expense.

Capital Resources and Liquidity

The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

As of June 30, 2015, we had $Nil in cash as compared to $Nil in cash at March 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2015, the Company’s sole officer and director, Mr. Povall has loaned the Company $14,132 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of June 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

_____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fixtures, Inc. (Registrant)

Date: August 18, 2015	By:	/s/ Colin Povall
Colin Povall
President and Director Principal and Executive Officer
Principal Financial Officer Principal Accounting Officer

7