Form 10-Q
period 2015-09-30
First Fixtures, Inc.
filed 2015-11-10
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File Number 333-197443

FIRST FIXTURES, INC.
(Exact name of registrant as specified in it's charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

McKenzie Street 31, Eastend, Bloemfontein, South Africa 9301

(Address of principal executive offices)(Zip Code)

775-321-8231

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2015, there were 100,043,412 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

FIRST FIXTURES, INC.

FINANCIAL STATEMENTS

September 30, 2015

CONDENSED BALANCE SHEETS (UNAUDITED)	4

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	7

FIRST FIXTURES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	5,844	2,069
Due to related party	19,974	11,422

TOTAL CURRENT LIABILITIES	25,818	13,491

STOCKHOLDERS' DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 100,043,412 and 2,590,000,000 shares of common stock (Refer Note 3)	100,043	2,590,000
Additional paid-in capital	(91,953)	(2,585,000)
Stock subscriptions receivable	-	(2,978)
Common stock subscribed	-	2,978
Accumulated deficit	(33,908)	(18,491)

TOTAL STOCKHOLDERS' DEFICIT	(25,818)	(13,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Six Months Ended September 30
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES
General and administration	6,404	3,960	15,417	9,860

TOTAL EXPENSES	$(6,404)	$(3,960)	$(15,417)	$(9,860)

NET LOSS	$(6,404)	$(3,960)	$(15,417)	$(9,860)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	100,043,412	2,590,000,000	417,143,605	2,590,000,000

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30, 2015	Six months ended September 30, 2014

OPERATING ACTIVITIES
Net loss for the period	$(15,417)	$(9,860)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	3,775	-

NET CASH USED IN OPERATING ACTIVITIES	(11,642)	(9,860)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,090	-
Proceeds from related parties	8,552	7,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,642	7,600

NET DECREASE IN CASH	-	(2,260)

CASH, BEGINNING OF PERIOD	-	5,000

CASH, END OF PERIOD	$-	$2,740

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2015 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $33,908. As at September 30, 2015, the Company has a working capital deficit of $25,818. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Financial Instruments

The carrying amount of the Company's financial assets and liabilities approximates their fair values due to their short term maturities.

Basic and Diluted Loss per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2015 and 2014, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") OpinionNo. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of September 30, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2015, the Company owed $19,974 (March 31, 2015 $11,422) to its Chief Executive Officer. During the six month periods ended September 30, 2015 and 2014, the Company received cash advances from the CEO of $8,552 and $7,600 respectively. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three month period ended September 30, 2015 we had no revenue. Expenses for the three month period ended September 30, 2015 totaled $6,404 resulting in a Net loss of $6,404 compared to expenses totaling $3,960 and a net loss of $3,960 for the three month period ended September 30, 2014. The Net Loss for the three month period ended September 30, 2015 is a result of General and administrative expense of $6,404 comprised primarily of accounting expense and printing expense. The Net Loss for the three month period ended September 30, 2014 is comprised primarily of accounting expense and printing expense.

For the six month period ended September 30, 2015 we had no revenue. Expenses for the six month period ended September 30, 2015 totaled $15,417 resulting in a Net loss of $15,417 compared to expenses totaling $9,860 and a net loss of $9,860 for the six month period ended September 30, 2014. The Net Loss for the six month period ended September 30, 2015 is a result of General and administrative expense of $15,417 comprised primarily of accounting expense and printing expense. The Net Loss for the six month period ended September 30, 2014 of $9,860 is comprised primarily of accounting expense and printing expense.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of September 30, 2015, we had $Nil in cash as compared to $Nil in cash at March 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2015, the Company's sole officer and director, Mr. Povall has loaned the Company $19,974 and he has indicated that he may be willing to provide a maximum of $25,000, required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

______________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fixtures, Inc. (Registrant)

Date: November 6, 2015	By:	/s/ Colin Povall
Colin Povall
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

