Form 10-Q
period 2015-12-31
First Fixtures, Inc.
filed 2016-02-02
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 2, 2016, there were 100,043,412 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST FIXTURES, INC.

FINANCIAL STATEMENTS

December 31, 2015

CONDENSED BALANCE SHEETS (UNAUDITED)	4

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)	5

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	7

FIRST FIXTURES, INC.

CONDENSED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,463	$-

TOTAL CURRENT ASSETS	$3,463	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	172	2,069
Due to related party	34,774	11,422

TOTAL CURRENT LIABILITIES	34,946	13,491

STOCKHOLDERS' DEFICIT
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,043,412 and 2,590,000,000 shares of common stock (Refer Note 3)	100,043	2,590,000
Additional paid-in capital	(91,953)	(2,585,000)
Stock subscriptions receivable	-	(2,978)
Common stock subscribed	-	2,978
Accumulated deficit	(9,573)	(18,491)

TOTAL STOCKHOLDERS' DEFICIT	(31,483)	(13,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,463	$-

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31		Nine Months Ended December 31
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

EXPENSES
General and administration	5,665	3,923	21,082	13,783

TOTAL EXPENSES	$(5,665)	$(3,923)	$(21,082)	$(13,783)

NET LOSS	$(5,665)	$(3,923)	$(21,082)	$(13,783)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	100,043,412	2,590,000,000	311,059,177	2,590,000,000

The accompanying notes are an integral part of these condensed financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31, 2015	Nine months ended December 31, 2014

OPERATING ACTIVITIES
Net loss for the period	$(21,082)	$(13,783)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	(1,897)	587

NET CASH USED IN OPERATING ACTIVITIES	(22,979)	(13,196)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,090	-
Proceeds from related parties	23,352	9,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,442	9,600

NET CHANGE IN CASH	3,463	(3,596)

CASH, BEGINNING OF PERIOD	-	5,000

CASH, END OF PERIOD	$3,463	$1,404

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2015 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $39,573. As at December 31, 2015, the Company has a working capital deficit of $31,483. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2015 and 2014, there were no common stock equivalents outstanding.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") OpinionNo. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of December 31, 2015 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2015, the Company owed $34,774 (March 31, 2015 $11,422) to its Chief Executive Officer. During the nine month periods ended December 31, 2015 and 2014, the Company received cash advances from the CEO of $23,352 and $9,600 respectively. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

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

Results of Operations

For the three month period ended December 31, 2015 we had no revenue. For the three month period ended December 31, 2014 we had no revenue. Expenses for the three month period ended December 31, 2015 totaled $5,665 resulting in a Net loss of $5,665. The Net Loss for the three month period ended December 31, 2015 is a result of General and administrative expense of $5,665 comprised primarily of accounting expense and printing expense. Expenses for the comparative three month period ended December 31, 2014 totaled $3,923 resulting in a Net loss of $3,923. The Net Loss for the three month period ended December 31, 2014 is a result of General and administrative expense of $3,923 comprised primarily of accounting expense and printing expense.

Expenses for the nine month period ended December 31, 2015 totaled $21,082 resulting in a Net loss of $21,082. The Net Loss for the nine month period ended December 31, 2015 is a result of General and administrative expense of $21,082 comprised primarily of accounting expense and printing expense. Expenses for the comparative nine month period ended December 31, 2014 totaled $13,783 resulting in a Net loss of $13,783. The Net Loss for the nine month period ended December 31, 2014 is a result of Office and general expense of $13,784 comprised primarily of accounting expense and printing expense.

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

As of December 31, 2015, we had $3,463 in cash as compared to $NIL in cash at March 31, 2015. Total liabilities for the period ended December 31, 2015 were $34,946 and compared to $13,491 in total liabilities at March 31, 2015.

The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. At December 31, 2015, the Company owed $34,774 (March 31, 2015 $11,422) to its Chief Executive Officer. During the nine month periods ended December 31, 2015 and 2014, the Company received cash advances from the CEO of $23,352 and $9,600 respectively. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others. We must raise cash to implement our strategy and stay in business.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fixtures, Inc. (Registrant)

Date: February 2, 2016	By:	/s/Colin Povall
Colin Povall
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

