Form 10-K
period 2016-03-31
First Fixtures, Inc.
filed 2016-07-28
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

333-197443

Commission file number

FIRST FIXTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

McKenzie Street 31, Eastend, Bloemfontein, South Africa	9301
(Address of principal executive offices)	(Zip Code)

775-321-8231

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of July 27, 2016, 100,043,412 shares were issued and outstanding.

PART I

Item 1. Business.

On February 28, 2014, Mr. Colin Povall, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of March 31. FIRST FIXTURES, INC. is a company that intends to market and sell kitchen and bathroom fixtures online through its' intended website. Other than its President, the Company has no employees. We intend to contract with specialists to develop our logo and website, and contract with an Internet advertising and search engine specialist to assist us in development of our planned business. The Company has currently no arrangements or understandings in place with any specialists to develop our logo, to develop our website and to develop our planned business through Internet advertising and search engines.

FIRST FIXTURES, INC. is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Accordingly, there will be illiquidity of any future trading market until the company is no longer considered a shell company.

The Company has not yet implemented its business model and to date has generated no revenues. It is the Company's intention to provide its customers with the quality kitchen and bathroom fixtures. The Company's target customers will be home builders or home owners that have an interest in home renovations. We intend to deploy current electronic marketing activities like Search Engine Optimization and online advertising. The Company intends to focus its marketing activities in North America.

The Company intends to provide home kitchen & bathroom faucets and faucet handles manufactured by Zhejiang Momali Sanitary Utensils Co., Ltd., our potential supplier whospecializes in manufacturing spigot, sanitary material, and copper hardware components. Although our potential supplier has an "Add to Basket" on their website, there is no customer accessible "Check Out" function nor customer accessible "Payment" function" on our potential supplier's website. Therefore, we are of the opinion that potential First Fixtures customers cannot buy directly from our potential supplier. FIRST FIXTURES, INC. intends to market our planned products on the Internet.

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

Our competitors may have greater access to capital than we do and may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. We expect that competition will continue to increase. We might not be able to compete with large company's if they where to drive prices down for bathroom fixtures.

Item 1A. Risk Factors.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, our stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) and as of May 19, 2016 is quoted on the OTCQB. There was no bid/ask history during the period ended March 31, 2016. There have been no trades in our stock.

Item 6. Selected Financial Data

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the year ended March 31, 2016, the Company had no revenue. Expenses for the year ended March 31, 2016 totaled $28,445 consisting primarily of Office and general expense, resulting in a net loss of $28,445 as compared to expenses for the year ended March 31, 2015 of consisting primarily of Office and general expense, resulting is a net loss of $16,669. The increase in expenses for the year ended March 31, 2016 are primarily due to filing fees with the state of Nevada, the hiring of a transfer agent, the application fees to OTCMarkets for quotation on the OTCQB and an increase in accounting fees.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we implement our plan of operations. With the exception of cash advances from our sole Officer and Director, we must raise cash to implement our strategy and stay in business.

As of March 31, 2016, we had $2,191 in cash as compared to $Nil in cash for the year ended March 31, 2015. As of the date of this Form 10-K statement, the current funds available to the Company will not be sufficient to fund the expenses related its reporting status.

Plan of Operation

FIRST FIXTURES, INC. is a company that intends to market and sell its planned products through its' intended website. The Company has not yet implemented its business model and to date and has generated no revenues. It is the Company's intention to provide its customers with the quality kitchen and bathroom fixtures. The Company's target market will be home builders or home owners that have an interest in home renovations.

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company's ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

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

The first phase of our planed operations will be to secure the services of specialists to develop our logo and website. Estimated cost for logo development is $10,000. Estimated cost for website development is $8,000. In addition, the Company plans to purchase two lap top computers, a printer/fax, a photocopier and the requisite office supply and stationary at an estimated cost of $7,300. The company anticipates the first phase of our planed operations to be completed within 120 days of receiving investment capital. Initial inventory will consist of product numbers M11020-528C Faucet, P25005 Hand Shower, M11300-119 Popular Faucet, Model 126 American Basin Mixer, M11205 Hot Basin Mixer, M12308-124 Unique Gold Faucet, and M92300-119 Rain Shower Mixer. Once the amount of investment capital has been determined, the mix of product and related quantities will be decided upon.

For the second phase of our planed operations, we intend to engage the services of an internet advertising and search engine specialist at an estimated cost of $6,000 for search engine optimization and an estimated cost of $12,000 for online advertising. The Company intends to enter into a supply agreement with Zhejiang Momali Sanitary Utensils Co., Ltd. and purchase its initial inventory at an estimated cost of $34,450. The company anticipates the second phase of our planned operations to be completed within 240 days of receiving investment capital. We anticipate generating revenues within 360 days of receiving investment capital.

If $25,000 of financing is raised, the Company intends to scale back its planned inventory purchase and travel expenses to $4,000 and $1,000 respectively, eliminating the logo development expense and reducing the website development expense to $6,000 and minimize online advertising and search engine optimization expenses to $3,000 and $2,200 respectively and reducing our administrative expense to $1,550.

If $50,000 of financing is raised, the Company intends to scale back its planned inventory purchase and travel expenses to $11,350 and $5,000 respectively, reducing the logo development expense to $5,000 and reducing the website development expense to $6,000, Furthermore, the Company will minimize online advertising and search engine optimization expenses to $7,000 and $3,600 respectively and reducing our administrative expense to $4,800.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

FIRST FIXTURES, INC.

FINANCIAL STATEMENTS

March 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Fixtures, Inc.

We have audited the accompanying balance sheets of First Fixtures, Inc. ("the Company") as of March 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended March 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of First Fixtures, Inc. as of March 31, 2016 and 2015, and the results of its operations and cash flows for each of the years in the two year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated no revenues from its business operations, has incurred operating losses since inception and will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

July 26, 2016

FIRST FIXTURES, INC.

BALANCE SHEETS

	March 31, 2016	March 31, 2015

ASSETS

CURRENT ASSETS
Cash	$2,191	$-

TOTAL CURRENT ASSETS	$2,191	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	263	2,069
Due to related party	40,774	11,422

TOTAL CURRENT LIABILITIES	41,037	13,491

STOCKHOLDERS' DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 100,043,412 and 2,590,000,000 shares of common stock (Refer Note 3)	100,043	2,590,000
Additional paid-in capital	(91,953)	(2,585,000)
Stock subscriptions receivable	-	(2,978)
Common stock subscribed	-	2,978
Accumulated deficit	(46,936)	(18,491)

TOTAL STOCKHOLDERS' DEFICIT	(38,846)	(13,491)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,191	$-

The accompanying notes are an integral part of these financial statements.

F-2

FIRST FIXTURES, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31, 2016	Year Ended March 31, 2015

REVENUE	$-	$-

EXPENSES
General and administrative	$28,445	$16,669

TOTAL EXPENSES	(28,445)	(16,669)

NET LOSS	(28,445)	(16,669)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	259,027,893	2,590,000,000

The accompanying notes are an integral part of these financial statements.

FIRST FIXTURES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Common	Stock
	Number of shares	Amount	Paid-in Capital	Stock Subscribed	Subscriptions Receivable	Accumulated Deficit	Total

Balance, April 1, 2014	2,590,000,000	2,590,000	(2,585,000)	-	-	(1,822)	3,178

Common stock subscribed	-	-	-	2,978	(2,978)	-	-

Net loss for the year ended March 31, 2015	-	-	-	-	-	(16,669)	(16,669)

Balance, March 31, 2015	2,590,000,000	2,590,000	(2,585,000)	2,978	(2,978)	(18,491)	(13,491)

Common shares issued for cash - at $0.0000772 per share, April 5, 2015	40,017,572	40,018	(36,928)	-	-	-	3,090

Shares cancelled - April 24, 2015	(2,529,974,160)	(2,529,975)	2,529,975	(2,978)	2,978	-	-

Net loss for year ended March 31, 2016	-	-	-	-	-	(28,445)	(28,445)

Balance, March 31, 2016	100,043,412	$100,043	$(91,953)	$-	$-	$(46,936)	$(38,846)

The accompanying notes are an integral part of these financial statements.

FIRST FIXTURES, INC.

STATEMENTS OF CASH FLOWS

	Year ended March 31, 2016	Year ended March 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(28,445)	$(16,669)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities
Accounts payable	(1,806)	2,069

NET CASH USED IN OPERATING ACTIVITIES	(30,251)	(14,600)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,090	-
Proceeds from related parties	29,352	9,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,442	9,600

NET CHANGE IN CASH	2,191	(5,000)

CASH, BEGINNING OF PERIOD	-	5,000

CASH, END OF PERIOD	$2,191	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $46,936. As at March 31, 2016, the Company has a working capital deficit of $38,846. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2016 and 2015, there were no common stock equivalents outstanding.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") OpinionNo. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of March 31, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

On February 28, 2014, the Company issued 2,590,000,000 (5,000,000 pre-split) common shares at $0.00000193 per share to the sole director and President of the Company for cash proceeds of $5,000.

On April 5, 2015, the Company issued 40,017,572 shares (77,254 pre-split shares) of its common stock for $3,090 in cash.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

At March 31, 2016, the Company owed $40,774 (March 31, 2015 $11,422) to its Chief Executive Officer. During the years ended March 31, 2016 and 2015, the Company received cash advances from the CEO of $29,352 and $9,600 respectively. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	March 31, 2016	March 31, 2015

Net loss before income taxes	$(28,445)	$(16,669)
Income tax rate	34%	34%
Income tax recovery	(9,671)	(5,667)
Non-deductible	-	-
Valuation allowance change	9,671	5,667

Provision for income taxes	$-	$-

The significant components of deferred income tax assets at March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015

Net operating loss carry-forward	$15,958	$6,287
Valuation allowance	(15,958)	(6,287)

Net deferred income tax asset	$-	$-

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

As of March 31, 2016 and 2015, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended March 31, 2016 and 2015 no interest or penalties have been accrued as of March 31, 2016 and 2015. As of March 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2016 and communicated the matters to our management.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Colin Povall	46	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The Company feels that Mr. Povall's entrepreneurship and his experience in plumbing products sales, services and marketing make him the best choice for the president of the Company.

Director Independence

Our board of directors is currently composed of one member, Colin Povall, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Conflicts of Interest

At the present time, the company does not foresee any direct conflict between Mr. Povall's' other business interests and his involvement in FIRST FIXTURES, INC.

Item 11. Executive Compensation.

FIRST FIXTURES, INC.has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through March 31, 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

COLIN POVALL	2014	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

We did not pay any salaries in 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2016.

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

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. FIRST FIXTURES, INC. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (February 21, 2014) through March 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of the year ended March 31, 2016.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	COLIN POVALL McKenzie Street 31 Eastend, Bloemfontein, South Africa 9301 [2]	60,025,840	59.9%

	All Officers and Directors as a Group (1 person)	60,025,840	59.9%

_____________

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Povall is the only "promoter" of our company.

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

On February 28, 2014, we issued a total of 5,000,000 pre-split shares of common stock to Mr. Colin Povall, our sole officer and director, for total cash consideration of $5,000. The Company considered these securities as "Founders" shares. This offer and sale was made pursuant to the exemption from registration afforded by Rule 903(b)(3) of the Regulation S, promulgated under the Securities Act of 1933, as amended (the "Securities Act"), on the basis that the securities were sold outside of US, to a non-US person, with no directed selling efforts in the US, and where offering restrictions were implemented. No other related transactions required disclosure in the years ended March 31, 2015 and March 31, 2016.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended March 31, 2016 we incurred approximately $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended March 31, 2016.

During the fiscal year ended March 31, 2015 we incurred approximately $10,950 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended March 31, 2015.

During the fiscal year ended March 31, 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	XBRL Interactive Data Files

_______________

[1]	Incorporated by reference from the Company's S-1 filed with the Commission on September 9, 2011.
[2]	Incorporated by reference from the Company's S-1 filed with the Commission on September 9, 2011.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Fixtures, Inc.

Dated: July 27, 2016	By:	/s/ Colin Povall
Colin Povall
President and Director
Principal Executive Officer
Principal Financial Officer Principal Accounting Officer

