Form 10-Q
period 2016-06-30
First Fixtures, Inc.
filed 2016-08-23
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
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

As of August 19, 2016, there were 100,043,412 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

FIRST FIXTURES, INC.

FINANCIAL STATEMENTS

June 30, 2016

FIRST FIXTURES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,715	$2,191

TOTAL CURRENT ASSETS	$1,715	$2,191

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	5,174	263
Due to related party	42,024	40,774
TOTAL CURRENT LIABILITIES	47,198	41,037

STOCKHOLDERS' DEFICIT
Common stock (refer Note 3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,043,412 shares of common stock (March 31, 2016 – 100,043,412)	100,043	100,043
Additional paid-in capital	(91,953)	(91,953)
Accumulated deficit	(53,573)	(46,936)
TOTAL STOCKHOLDERS' DEFICIT	(45,483)	(38,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,191	$2,191

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015

REVENUE	$-	$-

EXPENSES

Office and general	$6,637	$9,013

TOTAL EXPENSES	(6,637)	(9,013)

NET LOSS	(6,637)	(9,013)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	100,043,412	737,728,416

The accompanying notes are an integral part of these consolidated financial statements.

FIRST FIXTURES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(6,637)	$(9,013)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	1,250	-
Changes in operating assets and liabilities
Accounts payable	4,911	3,213

NET CASH USED IN OPERATING ACTIVITIES	(476)	(5,800)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,090
Proceeds from related parties	-	2,710

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,800

NET CHANGE IN CASH	(476)	-

CASH, BEGINNING OF PERIOD	2,191	-

CASH, END OF PERIOD	$1,715	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

First Fixtures, Inc. was incorporated in the State of Nevada as a for-profit Company on February 21, 2014 and established a fiscal year end of March 31. The Company is organized to sell plumbing fixtures over the internet.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2016 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $53,737. As at June 30, 2016, the Company has a working capital deficit of $45,483. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Earnings (Loss) per Common Share

The basic loss per share are calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of June 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of June 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

At June 30, 2016, the Company owed $42,024 (March 31, 2016; $40,774) to its Chief Executive Officer. During the period ended June 30, 2016 the CEO paid expenses of $1,250 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

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

Results of Operations

For the three month period ended June 30, 2016 we had no revenue. Expenses for the three month period ended June 30, 2016 totaled $6,637 resulting in a net loss of $6,637 compared to expenses totaling $9,013 and a net loss of $9,013 for the three month period ended June 30, 2015. The net loss for the three month period ended June 30, 2016 is a result of office and general expense of $6,637 comprised primarily of accounting expense and printing expense. The net loss of $9,013 for the three month period ended June 30, 2015 is a result of office and general expense comprised primarily of accounting expense and printing expense. The reduction in expenses between the periods ended June 30, 2016 and June 30, 2015 are a result of accounting fees being $750 lower, filing fees with the Nevada Secretary of State were $920 lower, printing expense was $668 lower and interest expense was $200 lower.

Capital Resources and Liquidity

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

As of June 30, 2016, we had $1,715 in cash as compared to $2,191 in cash at March 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of June 30, 2016, the Company's sole officer and director, Mr. Povall has loaned the Company $42,024 in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of June 30, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_____________
* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Fixtures, Inc.
(Registrant)

Date: August 19, 2016	By:	/s/ Colin Povall
Colin Povall
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

