Form 10-Q
period 2016-09-30
Stony Hill Corp.
filed 2016-11-17
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-55523

STONY HILL CORP.

(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2355 Westwood Blvd., Suite 349

Los Angeles, California 90064

(Address of principal executive offices)(Zip Code)

(310) 356-7374

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 17, 2016, there were 10,004,341 shares of common stock, $0.001 par value per share, outstanding.

STONY HILL CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Stony Hill Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to effectively integrate the business of Stony Hill Ventures Corp. into our operations, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

3

PART I—FINANCIAL INFORMATION

Item   1.   Financial statements.

STONY HILL CORP.

(FORMERLY FIRST FIXTURES, INC.)

FINANCIAL STATEMENTS

September 30, 2016

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,501	$2,191

TOTAL CURRENT ASSETS	$1,501	$2,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,842	263
Due to related party	49,524	40,774

TOTAL CURRENT LIABILITIES	51,366	41,037

STOCKHOLDERS’ DEFICIT
Common stock (refer Note 3)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,004,341 shares of common stock (March 31, 2016 – 10,004,341)	10,004	10,004
Additional paid-in capital	(1,914)	(1,914)
Accumulated deficit	(57,955)	(46,936)

TOTAL STOCKHOLDERS’ DEFICIT	(49,865)	(38,846)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,501	$2,191

 The accompanying notes are an integral part of these consolidated financial statements.

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Six months ended September 30, 2016	Six months ended September 30, 2015

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$4,382	$6,404	$11,019	$15,417

TOTAL EXPENSES	(4,382)	(6,404)	(11,019)	(15,417)

NET LOSS	(4,382)	(6,404)	(11,019)	(15,417)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,004,341	10,004,341	10,004,341	41,714,360

The accompanying notes are an integral part of these consolidated financial statements.

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30, 2016	Six months ended September 30, 2015
OPERATING ACTIVITIES
Net loss for the period	$(11,019)	$(15,417)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	8,750	-
Changes in operating assets and liabilities
Accounts payable	1,579	3,775

NET CASH USED IN OPERATING ACTIVITIES	(690)	(11,642)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,090
Proceeds from related parties	-	8,552

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	11,642

NET CHANGE IN CASH	(690)	-

CASH, BEGINNING OF PERIOD	2,191	-

CASH, END OF PERIOD	$1,501	$-

The accompanying notes are an integral part of these condensed financial statements.

STONY HILL CORP. (formerly First Fixtures Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Stony Hill Corp. (formerly First Fixtures, Inc.) was incorporated in the State of Nevada as a for-profit Company on February 21, 2014 and established a fiscal year end of March 31. Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp. The Company is organized to sell plumbing fixtures over the internet.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended March 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $57,955. As at September 30, 2016, the Company has a working capital deficit of $49,865. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

STONY HILL CORP. (formerly First Fixtures Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Basic and Diluted Loss per Common Share

The basic loss per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of September 30, 2016 and 2015, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of September 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

STONY HILL CORP. (formerly First Fixtures Inc.) NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2016

NOTE 3 – COMMON STOCK

On February 28, 2014, the Company issued 259,000,000 common shares to the sole director and President of the Company for cash proceeds of $5,000.

On April 5, 2015, the Company issued 4,001,757 shares of its common stock for $3,090 in cash.

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

On April 24, 2015, the founding shareholder of the Company returned 252,997,416 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

Subsequent to the period ending September 30, 2016 on October 3, 2016, the directors of the Company approved a special resolution to undertake a reverse split of the common stock of the company on a basis of 1 new common shares for 10 old common shares. The effective date of the reverse split was October 24, 2016. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 1-for-10 reverse split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

NOTE 4 – RELATED PARTY TRANSACTIONS

At September 30, 2016, the Company owed $49,524 (March 31, 2016; $40,774) to its Chief Executive Officer. During the period ended September 30, 2016 the CEO paid expenses of $8,750 on behalf of the Company. During the period ended September 30, 2015, the CEO advanced $8,552 to the Company. All amounts due to the related party are unsecured, non-interest bearing and are due on demand.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2016 on October 3, 2016, the directors of the Company approved a special resolution to undertake a reverse split of the common stock of the company on a basis of 1 new common shares for 10 old common shares. The effective date of the reverse split was October 24, 2016. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 1-for-10 reverse split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On November 4, 2016, the Company entered into a share exchange agreement with Stony Hills Venture Corp. This transaction will be accounted for as a reverse merger.

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

Results of Operations

For the three month period ended September 30, 2016 we had no revenue. Expenses for the three month period ended September 30, 2016 totaled $4,382 resulting in a net loss of $4,382 compared to expenses totaling $6,404 and a net loss of $6,404 for the three month period ended September 30, 2015. The net loss for the three month period ended September 30, 2016 is a result of Office and general expense of $4,382 comprised primarily of accounting expense and printing expense. The net loss of $6,404 for the three month period ended September 30, 2015 is a result of Office and general expense comprised primarily of accounting expense and printing expense. The reduction in expenses between the periods ended September 30, 2016 and September 30, 2015 are primarily a result of professional fees being $1,350 lower, bank fees were $200 lower, printing expense was $304 lower and interest expense was $687 lower while transfer agent fees were $519 higher.

For the six month period ended September 30, 2016 we had no revenue. Expenses for the six month period ended September 30, 2016 totaled $11,019 resulting in a net loss of $11,019 compared to expenses totaling $15,417 and a net loss of $15,417 for the six month period ended September 30, 2015. The net loss for the six month period ended September 30, 2016 is a result of Office and general expense of $11,019 comprised primarily of accounting expense and printing expense. The net loss of $15,417 for the six month period ended September 30, 2015 is a result of Office and general expense comprised primarily of accounting expense and printing expense. The reduction in expenses between the periods ended September 30, 2016 and September 30, 2015 are primarily a result of professional fees being $2,100 lower, bank fees were $280 lower, filing fees were $920 lower, printing expense was $1,102 lower and interest expense was $887 lower while transfer agent fees were $891 higher.

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

As of September 30, 2016, we had $1,501 in cash as compared to $2,191 in cash at March 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2016, the Company’s sole officer and director, Mr. Povall has loaned the Company $49,524 in the form of a non-secured loan. During the period ended September 30, 2016 the Mr. Povall paid expenses of $8,750 on behalf of the Company. During the period ended September 30, 2015, the Mr. Povall advanced $8,552 to the Company. All amounts due to Mr. Povall are unsecured, non-interest bearing and are due on demand.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
2.1	Share Exchange Agreement, dated November 4, 2016, by and among the Stony Hill Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONY HILL CORP.
(Name of Registrant)

Date: November 17, 2016	By:	/s/ John Brady
Name: John Brady
Title: President, Secretary and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

