Form 10-Q
period 2016-12-31
Stony Hill Corp.
filed 2017-02-15
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File No. 000-55523

STONY HILL CORP.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2355 Westwood Blvd

Los Angeles, CA 90064

(Address of principal executive offices) (Zip Code)

(310) 356-7374

(Registrant’s telephone number, including area code)

_____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2017, there were 14,841,757 shares of common stock, $0.00001 par value per share, outstanding.

STONY HILL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$272,046	$-
Cash held in trust	25,000	-
Accounts receivable	10,000	-
Total Current Assets	307,046	-

Equity Investment	50,000	-

TOTAL ASSETS	$357,046	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,842	$2,260
Due to former CEO	49,524	-
Due to related parties	18,667	5,916
Total Current Liabilities	70,033	8,176

Stockholders' Equity (Deficit)
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2016 (unaudited) and March 31, 2016	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized as of December 31, 2016 (unaudited) and March 31, 2016; 14,831,757 and 10,090,000 issued and outstanding at December 31, 2016 (unaudited) and March 31, 2016, respectively	148	101
Stock Subscription Receivable	-	(101)
Additional paid in capital	739,953	-
Accumulated deficit	(453,088)	(8,176)
Total Stockholders' Equity (Deficit)	287,013	(8,176)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$357,046	$-

 The accompanying notes are an integral part of these condensed financial statements.

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED STATEMENTS OF OPERATIONS

	Three months	Nine months
	ended	ended
	December 31, 2016	December 31, 2016
	(unaudited)	(unaudited)

REVENUE	$17,500	$17,500

EXPENSES

General and administrative	54,864	86,046
Reverse merger costs	376,366	376,366

TOTAL OPERATING EXPENSES	431,230	462,412

LOSS FROM OPERATIONS	(413,730)	(444,912)

NET LOSS	$(413,730)	$(444,912)

LOSS PER COMMON SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,295,532	11,211,460

The accompanying notes are an integral part of these condensed financial statements.

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED STATEMENT OF STOCHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

	Common Stock $0.00001 Par		Preferred Stock $0.00001 Par		Subscription	Additional Paid In	Accumulated	Stockholders'
	Number	Amount	Number	Amount	Receivable	Capital	Deficit	Equity
Balance, March 31, 2016	10,090,000	101	-	-	(101)	-	(8,176)	(8,176)
Payment received from stock subscription					101			101
Issuance of shares upon reverse merger	4,001,757	40				(40)		-
Issuance of common stock for cash	740,000	7			-	739,993		740,000
Net loss							(444,912)	(444,912)

Balance, December 31, 2016 (unaudited)	14,831,757	$148	-	$-	$-	$739,953	$(453,088)	$287,013

The accompanying notes are an integral part of these condensed financial statements.

STONY HILL CORP.

(formerly First Fixtures Inc.)

CONDENSED STATEMENT OF CASH FLOWS

Nine months
ended
December 31, 2016
(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss for the period	$(444,912)
Cost of reverse merger	376,366
Changes in operating liabilities
Accounts receivable	(10,000)
Accounts payable	(2,260)
Due to related party	12,751
Net cash used in operating activities	(68,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in cash held in trust account	(25,000)
Cash used in reverse merger	(325,000)
Investment	(50,000)
Net cash used in investing activities	(400,000)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock for cash	740,101
Net cash provided by financing activities	740,101

NET CHANGE IN CASH	272,046
CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$272,046

NON-CASH ACTIVITIES:
Liabilities assumed in the reverse merger	$51,366

The accompanying notes are an integral part of these condensed financial statements.

STONY HILL CORP. (formerly First Fixtures Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Stony Hill Corp. (formerly First Fixtures, Inc. or the “Company”) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp

On November 4, 2016, the Company, entered into a Share Exchange Agreement by and among the Company, Stony Hill Ventures Corp. (“Stony Hill Ventures”), and the holders of common stock of Stony Hill Ventures, which consisted of 26 stockholders. Stony Hill Ventures was incorporated on March 15, 2016, in Nevada and is organized for various investments under the Stony Hill brand as well as to conduct any other related business and activities. Specifically, Stony Hill is the owner and has rights to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,830,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Stony Hill Ventures (the “Share Exchange”). The effect of the issuance is that the former Stony Hill Ventures stockholders obtained approximately 73% of the then issued and outstanding shares of common stock of the Company, and Stony Hill Ventures became a wholly-owned subsidiary of the Company and now represents the Company’s principal business.

As a result of the Share Exchange, Damian Marley became the Company’s President and Chief Executive Officer and sole member of the Board of Directors, and is the holder of 3,150,000 shares, or 21.2%, of the outstanding common stock of the Company. Dan Dalton became the Company’s Treasurer and is the holder of 2,250,000 shares, or 15.1%, of the outstanding common stock of the Company. John Brady became the Company’s new Secretary and is holder of 2,000,000 shares, or 13.4%, of the outstanding common stock of the Company. The Company’s new officers and sole director, therefore, control an aggregate of 7,400,000, or 49.8%, of the outstanding common stock of the Company, on a fully diluted basis.

The Share Exchange between the Company and Stony Hill Ventures was treated as a reverse acquisition for financial statement reporting purposes with Stony Hill Ventures deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, Stony Hill Ventures’ assets, liabilities and results of operations became the historical financial statements of the Company. No step-up in basis or intangible assets or goodwill was recorded in this transaction. In connection with the Share Exchange Agreement, the Company paid $325,000 to the former shareholders of Stony Hill and assumed $1,842 of accounts payable and $49,524 of an amount owed to the former CEO of the Company, which has been recorded as an expense of the reverse merger in the accompanying statement of operations for the period ended December 31,2016. Prior to the Share Exchange, 6,002,584 shares of the Company’s common stock were cancelled, and the remaining 4,001,757 were considered to be shares issued upon the reverse acquisition.

On October 3, 2016, the Company declared a 1 for 10 stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2017, or for any other interim period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2016, which are included in the Company’s Report on Form 8-K for such year filed on November 29, 2016. The combined balance sheet as of March 31, 2016, has been derived from the audited financial statements included in the Form 8-K filed on November 29, 2016.

STONY HILL CORP. (formerly First Fixtures Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Going concern

These condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date, the Company has only recently started to generate revenues from its business operations and as of December 31, 2016, has an accumulated deficit of $453,088, and incurred a net loss of $444,912 and used $68,055 of cash from operating activities during the period ended December 31, 2016. Further, the Company’s independent auditors in their audit report for the period from March 16, 2016 (inception) to March 31, 2016 expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profit from operations. As discussed in Note 6, in August 2016 the Company established a Subscription Agreement (“Subscription”) whereby the Company offered up to 750,000 shares of the Company’s common stock to accredited investors at a purchase price of $1.00 per share for an aggregate offer of up to $750,000 of which $740,000 had been received during the nine months ended December 31, 2016 and $10,000 was received in January 2017. In addition, as further discussed in Note 5, in September 2016, the Company entered into an Exclusive Marketing Agreement whereby the Company agreed to license the name “Stony Hill” in exchange for a monthly fixed fee of which the Company started to received revenues from this agreement in October 2016. However, the Company will need, and is currently working on obtaining additional financing to operate its business through and beyond at least the next twelve months. However there is no assurance that such funds will be available. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash held in trust

During the nine months ended December 31, 2016, the Company received new investor funds held in a trust account at a law firm. Funds held in the trust account are released as requested by the Company. As of December 31, 2016, $25,000 of funds were held in trust.

Use of Estimates and Assumptions

Preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. Material estimates include assumptions made in determining impairment of investments and accruals for potential liabilities.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as accounts receivables and accounts payable, approximate their fair values because of the short maturity of these instruments. The Company uses Level 3 inputs for its investments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Revenue Recognition

In general, revenue arrangements provide for the payment of contractually determined monthly ongoing fees in consideration for the grant of right to use intellectual property of the Company, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley and in some cases mutually agreed upon marketing and special appearances by certain members of the Company. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectibility of amounts is reasonably assured.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items. As of December 31, 2016, there were no common stock equivalents outstanding.

STONY HILL CORP. (formerly First Fixtures Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse acquisition as if these shares had been outstanding as of the beginning of the earliest period presented.

Investments

For investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. Distributions received from the income of an investee on cost method investments are included in "Equity method investments (loss)/income, net." Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity investments" on the Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance as of December 31, 2016 and it did not have any impact on the Company’s financial statements and disclosures.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values in which changes in fair value are currently reported in other comprehensive income. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the expected impact that the standard could have on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

STONY HILL CORP. (formerly First Fixtures Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 3 – INVESTMENT

In November 2016, the Company purchased 29,571 shares of Preferred A stock at a price of $1.69086 per share for less than 5% investment in Cannabi-Tech Ltd. (“Cannabi”), a private company incorporated in the State of Israel. Cannabi is a provider of lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers. As the Company does not have the ability to exercise significant influence over Cannabi, the Company recorded the investment at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, the Company owed $8,176 to shareholders for general and administrative expenses paid on behalf of the Company by the shareholders. During the nine months ended December 31, 2016, the Company repaid this amount and incurred $27,251 of additional expenses paid on behalf of the Company by these same shareholders of which $8,584 was repaid during the nine months ended December 31, 2016 and $18,867 remained outstanding as of December 31, 2016. All amounts owed are payable on demand and are unsecured.

Since the Company’s inception on March 16, 2016, the Company’s office facility had been provided, without charge, by a shareholder of the Company. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the nine months ended December 31, 2016.

Upon issuance of the initial shares of common stock of the Company to Damian Marley, the Company obtained an exclusive, perpetual, royalty-free license from Damian Marley with respect to his name, likeness, image and voice for use in our businesses. The Company also obtained the right to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Sony Hill” related to Damian Marley.

NOTE 5 – LICENSE AND MARKETING AGREEMENTS

License Agreement with OGE Management, LLC

In July 2016, the Company entered in a License Agreement OGE Management, LLC (the “Licensee”) whereby the Company agreed to license certain intellectual property owned by the Company to the Licensee. As consideration for the rights granted to the Licensee by this Agreement, the Licensee shall pay to the Company an ongoing license fee for all products sold related to this agreement. During the nine months ended December 31, 2016, the Company had not incurred any revenues related to this agreement.

Marketing Agreement with Mile High Medical Cannabis LLC

In September 2016, the Company entered into a Marketing Agreement whereby the Company agreed to license the name “Stony Hill” to Mile High Medical Cannabis LLC along with mutually agreed upon marketing and special appearances by certain members of the Company in exchange for an ongoing monthly fee. The license is exclusive to the State of Colorado and is for an initial term of 180 days. The parties may mutually agree to renew the term of the agreement for an additional 180 days at any time on 30 days prior written notice and both parties may terminate the agreement at any time upon 30 days written notice. During the nine months ended December 31, 2016, the Company recognized revenue of $17,500, of which $10,000 remains outstanding as of December 31, 2016.

STONY HILL CORP. (formerly First Fixtures Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 6 – EQUITY

Preferred Stock

The Company has not issued Preferred Stock and the Company does not have any designated class of Preferred Stock.

Shares Issued to Founders

Upon incorporation of Stony Hill Ventures, the Company issued 10.1 million shares of its common stock to founders for $101 at a price equal to par value.

Shares Issued in Private Offering

In August 2016, the Company began a private offering whereby the Company offered up to 750,000 shares of the Company’s common stock to accredited investors at a purchase price of $1.00 per share for an aggregate offer of up to $750,000. During the nine months ended December 31, 2016, the Company had issued 740,000 shares of its common stock for total proceeds of $740,000.

NOTE 7 – SUBSEQUENT EVENTS

Shares Issued in Private Offering

In January 2017, the Company issued 10,000 shares of its common stock under the Private Offering discussed in Note 6 for total proceeds of $10,000 under the private offering discussed in Note 6.

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

Share Exchange

On November 4, 2016, we entered into a Share Exchange Agreement by and among the Company, Stony Hill Ventures Corp. (“Stony Hill Ventures”), and the holders of common stock of Stony Hill Ventures, which consisted of 26 stockholders (the “Share Exchange”). Stony Hill Ventures was incorporated on March 15, 2016, in the State of Nevada and is organized for various investments under the Stony Hill brand as well as to conduct any other related business and activities. Specifically, Stony Hill is the owner and has right to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley.

Under the terms and conditions of the Share Exchange Agreement, we offered, sold and issued 10,830,000 shares of our common stock in consideration for all the issued and outstanding shares in Stony Hill Ventures. The effect of the issuance is that former Stony Hill Ventures stockholders obtained approximately 73% of the then issued and outstanding shares of our common stock and Stony Hill Ventures became a wholly-owned subsidiary of our Company and now represents our principal business activity.

Upon completion of the Share Exchange, Damian Marley became our President and Chief Executive Officer and sole member of the Board of Directors and holder of 3,150,000 shares, or 21.2%, of our then outstanding common stock. Dan Dalton became our Treasurer and holder of 2,250,000 shares, or 15.1%, of our then outstanding common stock. John Brady became our Secretary and holder of 2,000,000 shares, or 13.4%, of our then outstanding common stock. Thus, our officers and sole director control an aggregate of 7,400,000, or 49.8%, of our outstanding common stock, on a fully diluted basis.

The Share Exchange between our Company and Stony Hill Ventures was treated as a reverse acquisition for financial statement reporting purposes, with Stony Hill Ventures deemed the accounting acquirer and Stony Hill Corp. deemed the accounting acquiree. Accordingly, Stony Hill Ventures’ assets, liabilities and results of operations became the historical financial statements of our company. Further, no step-up in basis or intangible assets or goodwill was recorded in this transaction. In connection with the Share Exchange Agreement, the Company paid $325,000 to the former shareholders of Stony Hill which has been recorded as an expense of the reverse acquisition in the statement of operations for the period ended December 31, 2016 included elsewhere in the Form 10-Q, and assumed $51,366 of liabilities, of which $49,524 was owed to the former CEO, which was recorded in the accompanying balance sheet as of December 31, 2016 included elsewhere in the Form 10-Q. Prior to the Share Exchange, 6,002,584 shares of the Company’s common stock were cancelled, and the remaining 4,001,757 were considered to be shares issued upon the reverse acquisition.

On October 3, 2016, the Company declared a 1 for 10 stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented

Results of Operations

Stony Hill Ventures, our now principal business and historical financial statements of our company, began operations on March 16, 2016. Thus, a comparable period to the period ended December 31, 2016 does not exist. The following are our results for the three and nine months ended December 31, 2016:

Three Months Ended December 31, 2016

Revenues: We incurred revenue of $17,500 from a license agreement.

General and Administrative: General and administrative expenses were $431,230 for the nine months ended December 31, 2016. General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs.

Reverse merger costs: In conjunction with the Share Exchange Agreement, Stony Hill Ventures paid us $325,000 and we assumed $51,366 of liabilities, which was recorded as a cost of the reverse merger.

Nine Months Ended December 31, 2016

Revenues: We incurred revenue of $17,500 from a license agreement.

General and Administrative: General and administrative expenses were $86,046 for the nine months ended December 31, 2016. General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs.

Reverse merger costs: In conjunction with the Share Exchange Agreement, Stony Hill Ventures paid us $325,000 and we assumed $51,366 of liabilities, which was recorded as a cost of the reverse merger.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the nine months ended December 31, 2016 is as follows:

Net cash used in operating activities was $68,055 for the nine months ended December 31, 2016, which primarily comprised of general and administrative expenses.

Net cash used in investing activities was $400,000, which comprised of a $50,000 investment we made during the nine months ended December 31, 2016, $25,000 of cash held in a trust related to our issuance of shares in conjunction with a private placement, and the $325,000 reverse merger cost paid in cash.

Net cash provided by financing activities for the nine months ended December 31, 2016 was $740,101, which mainly comprised of the sale of 740,000 shares of our common stock in a private placement.

Going Concern

Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities, and we have only recently begun to receive revenues from our principal business activities. Our uses of cash have been primarily for operations and marketing efforts to promote our intellectual property and company. We anticipate that significant additional expenditures will be necessary to expand and bring to market our license and marketing services before sufficient and consistent positive operating cash flows will be achieved. Additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives beyond the date of this Form 10-Q filing without additional financing.

As reflected in the condensed financial statements contained elsewhere is this Form 10-Q, we had cash on hand as of December 31, 2016 of $272,046 and had an accumulated deficit of $453,088 as of December 31, 2016 and utilized $393,055 of cash for operations and incurred a net loss of $444,912 during the nine months ended December 31, 2016. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for the period from March 16, 2016 (inception) to March 31, 2016 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profit from operations. To this end, in August 2016 we established a Subscription Agreement (“Subscription”) whereby we offered up to 750,000 shares of our common stock to accredited investors for which we issued 750,000 shares of our common stock for total proceeds of $750,000. In addition, we entered an Exclusive Marketing Agreement whereby we agreed to license the name “Stony Hill” and provide certain marketing services in exchange for a monthly fixed fee and recently began receiving revenue from this license. However, we will need and are currently working on obtaining, additional funds to operate our business through and beyond at least the next twelve months. As of the date of the filing of this Form 10-Q, we did not have any commitments from any third parties to provide this capital, and there can be no assurance that any additional funds will be available to us. Even if we can obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing, or cause substantial dilution for our shareholders in the case of convertible debt and equity financing.

Summary of Significant Accounting Policies

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, our estimates include the recoverability of accounts receivables and an investment we held. Actual results could differ from those estimates.

Recent Accounting Pronouncements

See our discussion of recent accounting policies in Footnote 2 to the condensed financial statements contained elsewhere in this Form 10-Q.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the nine months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description
2.1	Share Exchange Agreement, dated November 4, 2016, by and among the Stony Hill Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

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

STONY HILL CORP.
(Name of Registrant)

Date: February 15, 2017	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary (principal executive officer, principal financial officer, and principal accounting officer)

