Form 10-K
period 2017-03-31
Stony Hill Corp.
filed 2017-06-29
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

Commission File No. 000-55523

STONY HILL CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-1699502
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9701 Wilshire Blvd., Suite 1000

Beverly Hills, California 90212

(Address of principal executive offices, zip code)

(310) 356-7374

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.00001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,085,000. At June 22, 2017, there were 15,247,600 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

STONY HILL CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Stony Hill Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the demand, market, and customer acceptance of the Company’s products, (iii) the Company’s ability to obtain financing to expand our operations, (iv) the Company’s ability to attract qualified sales representatives, (v) competition, pricing and development difficulties, (vi) the exercise of stockholder voting control over us by shares of our common stock held by the Company’s officers and directors, (vii) other factors over which we have little or no control; (viii) general industry and market conditions, and growth rates and general economic conditions, and (ix) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Stony Hill Corp. was incorporated on February 21, 2014 under the laws of the State of Nevada, under the name “First Fixtures, Inc.” We amended our Articles of Incorporation to change our name to “Stony Hill Corp.” on October 13, 2016. From our formation on February 21, 2014 until November 4, 2016, we were engaged in the business of being an online shopping mall specializing in bathroom and kitchen fixtures and faucets. Colin Povall served as President, Treasurer and sole director from February 21, 2014, until his resignation on October 3, 2016. Concurrent with his resignation, Mr. Povall appointed Damian Marley as the President and Chief Executive Officer, and sole member of the Board of Directors, Dan Dalton as the Treasurer, and John Brady as the Secretary, of the Company. On February 10, 2017, the board of directors appointed Chris Bridges as our President. Concurrent with the appointment of Mr. Bridges, Damian “Jr. Gong” Marley resigned as our President and Chief Executive Officer. Effective March 9, 2017, Chris Bridges was also appointed a director of the Company. Accordingly, Damian Marley and Chris Bridges comprise the board of directors of the Company.

From inception until we completed our reverse acquisition of Stony Hill Ventures, we were engaged in the principal business of being online shopping mall specializing in bathroom and kitchen fixtures and faucets.

Reverse Acquisition of Stony Hill Ventures

On November 4, 2016, Stony Hill Corp. entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Stony Hill Ventures Corp., a Nevada corporation (“Stony Hill Ventures”), and the holders of common stock of Stony Hill Ventures. The holders of the common stock of Stony Hill Ventures consisted of 26 stockholders.

Prior to the share exchange, 6,002,584 shares of the Company's common stock were cancelled. Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,840,000 shares of common stock in consideration for all the issued and outstanding shares in Stony Hill Ventures. The effect of the issuance was that Stony Hill Ventures shareholders held, at the time, approximately 73% of the issued and outstanding shares of common stock of the Company.

As of November 4, 2016, Damian Marley, the Company’s then new President and Chief Executive Officer, and then sole member of the Board of Directors, was the holder of 3,150,000 shares of common stock of the Company. Dan Dalton, the Company’s new Treasurer, was the holder of 2,250,000 shares of common stock of the Company. John Brady, the Company’s new Secretary, is holder of 2,000,000 shares of common stock of the Company. The Company’s officers and sole director, therefore, controlled an aggregate of 7,400,000, or approximately 48.5%, of the outstanding common stock of the Company, on a fully diluted basis, upon completion of the transaction.

As a result of the share exchange, Stony Hill Ventures is now a wholly-owned subsidiary of the Company.

The share exchange transaction with Stony Hill Ventures was treated as a reverse acquisition, with Stony Hill Ventures as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 8-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Stony Hill Ventures.

Organization & Subsidiaries

We have two operating subsidiaries, Stony Hill Ventures Corp., a Nevada corporation, and Vita Products, LLC, a Washington limited liability company.

Overview of Stony Hill Ventures

Our wholly owned subsidiary, Stony Hill Ventures was incorporated on March 15, 2016, in Nevada.

The business of Stony Hill Ventures is now the principal business of the Company. We are a vertically integrated company focused on multiple areas of the cannabis industry. We are exploring involvement in the consumer, health and wellness, recreational, medical, media, nutraceutical and cosmeceutical parts of the industry.

We have established key exclusive strategic alliances which serve to help accomplish the task of becoming the market leader. Directly and through our partners, we sell products including clothing, apparel, and other various branded products.

Stony Hill Ventures principal administrative offices are located at 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212. Our website is www.stonyhillcorp.com.

Primary Business

Stony Hill Ventures is organized for various investments under the Stony Hill brand as well as to conduct any other related business and activities. Stony Hill is the owner and has right to intellectual property, including trademark, trade names, images, likenesses and other associated intellectual property, such as the name “Stony Hill.” related to Damian Marley.

We intend to:

•	establish a global medical cannabis platform and brand;
•	create of platform to partner and invest in various segments in the medical marijuana industry; and
•	establish key exclusive strategic alliances which serve to accomplish the task of becoming the market leader

We have an exclusive, perpetual, royalty-free license from Damian Marley with respect to his name, likeness, image and voice for use in our businesses. If Damian Marley were to resign as an officer and director of our Company, the license would cease to be exclusive, we would be limited in our ability to create new marks containing the Damian Marley name, Damian Marley could compete with us and we would have to pay Damian Marley a royalty on revenues relating to his name. If Damian Marley were to compete with us or if we were to lose our rights to use this intellectual property, our business would be adversely affected.

Strategic Partners

We have entered into license agreements for our branded products with two strategic partners. Ocean Grown Extracts and Tru Cannabis. Based in the San Fernando Valley, Ocean Grown Extracts has been extracting cannabis concentrates since 2011 and perfecting their own proprietary strain for over 2 decades. Tru Cannabis, founded in 2009 is a medical and recreational cannabis company. Tru Cannabis markets and sells a wide variety of cannabis products such as concentrates, edibles, topicals, drinks, pipes, vaporizers, and industry gear.

Stony Hill is the owner and has right to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley.

Recent Developments

mCig, Inc.

As previously disclosed on Current Report on Form 8-K, filed with the SEC on February 27, 2017, effective February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”). Pursuant to the terms and conditions of the Asset Purchase Agreement, the Company acquired 80% of those certain assets that comprise the VitaCBD business (the “Assets”) from mCig, and an option (the “Option”) to acquire the remaining 20% of assets related to the Assets for a purchase price of $200,000. The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail products available for purchase at vitacbd.com, which products include CBD tinctures, ejuices, edibles, islates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets. Information on the vitacbd.com website is not part of the disclosure on this Current Report on Form 8-K.

The purchase price the Company paid for the Assets was $150,000 and 200,000 shares of the common stock of the Company. Additionally, on May 24, 2017, the Company was obligated to issue (the “Second Stock Issuance”) to mCig either (i)150,000 shares of the Company’s common stock or (ii) that number of shares of common stock of the Company valued at $300,000, whichever has a lesser “Market Value,” defined as average of the closing prices for the common stock of the Company on any quotation tier of the OTC Markets, as reported by the OTC Markets, for the 90 trading days subsequent to February 23, 2017. On May 24, 2017, the Company issued 150,000 shares of its common stock based on its market price at that date to fulfil this obligation.  If the market value of the Second Issuance on the anniversary date of such issuance is greater than $300,000, the additional value shall be offset against of the purchase price of the Option to purchase the remaining 20% of assets related to the Assets. The 350,000 shares of the common stock of the Company issued to mCig is equal to approximately 2.30% of the issued and outstanding shares of common stock of the Company.

If the average during any 7-day period during the first year following the Second Stock Issuance, the Market Value of the share of common stock of the Company owned by mCig is less than $550,000 (which amount represents the minimum target Market Value of the shares of common stock of the Company held by mCig immediately following the issuance of shares of common stock of the Company), then the Company is obligated to issue to mCig that additional number of common stock of the Company, on the one year anniversary date, to increase the Market Value of the total outstanding shares of common stock of the Company held by mCig to $550,000, without the payment of any additional consideration.

In connection with the Asset Purchase Agreement, the Company also entered into a Lock-up Agreement dated February 23, 2017, with mCig, pursuant to which mCig agreed to not resell any shares of common stock it received in connection with the Asset Purchase Agreement for a period of one year.

In connection with the Asset Purchase Agreement, the shares issued under the Second Stock Issuance are subject to a Security and Pledge Agreement, pursuant to which mCig pledged and granted a security interest in the shares issued under the Second Stock Issuance to the Company to cover claims by the Company against mCig that may arise under the terms and conditions of the Asset Purchase Agreement in the 90 days following the closing of the Asset Purchase Agreement.

Cannabi-Tech Ltd.

As previously disclosed on Current Report on Form 8-K, filed with the SEC on March 14, 2017, the Company received confirmation on March 13, 2017, of effectiveness of entering into a Joinder and Amendment to Share Purchase Agreement (the “Agreement”), dated November 30, 2016, with Cannabi-Tech Ltd., an Israel entity (“Cannabi-Tech”), pursuant to which, the Company acquired 29,571 Ordinary Shares of Cannabi-Tech for a purchase price of $50,000.

The 29,571 Ordinary Shares of Cannabi-Tech represent less than 5% of the equity securities of Cannabi-Tech, and the Company has no agreement, arrangement or understanding with Cannabi-Tech or any holder of securities of Cannabi-Tech with respect to the operations or management of Cannabi-Tech.

Cannabi-Tech, based in Israel, is a provider of lab-grade medical cannabis quality control testing systems.

BTE LLC and SBR Broadway Retail LLC Marketing Agreements and Licenses

As previously disclosed on Current Report on Form 8-K, filed with the SEC on May 30, 2017, the Company announced on May 25, 2017, that it had entered into a Marketing Agreement, effective May 15, 2017, with BTE LLC, a Colorado limited liability company (“BTE”), pursuant to which, the Company licensed the name and phrase “Damian Marley’s Stony Hill” to BTE for use in the State of Colorado for a term which expires on February 28, 2018.

BTE operates a retail cannabis businesses in Colorado, and has agreed to rename the its retail business located at 1269 Elati St., Denver, Colorado, to “Damian Marley’s Stony Hill by Tru Cannabis.” As consideration for the license, BTE is obligated to a cash fee to the Company for each retail location in Colorado in which it uses the “Damian Marley’s Stony Hill” name. Additionally, if BTE sells a dispensary, BTE is obligated to pay the Company that amount equal to a percentage of the net profits of the sale. The Company has requested confidential treatment from the Secuities and Exchange Commission for the amount of cash fee(s) and the percentage payable by BTE to the Company.

As previously disclosed on Current Report on Form 8-K, filed with the SEC on May 30, 2017, the Company announced on May 25, 2017, that it had entered into a Marketing Agreement, effective May 15, 2017, with SBR Broadway Retail LLC, a Colorado limited liability company (“SBR”), pursuant to which, the Company licensed the name and phrase “Damian Marley’s Stony Hill” to SBR for use in the State of Oregon for a term which expires on February 28, 2018.

SBR operates a retail cannabis businesses in Oregon, and has agreed to rename the its retail business located at 801 NE Broadway St., Portland, Oregon, to “Damian Marley’s Stony Hill by Tru Cannabis.” As consideration for the license, SBR is obligated to a cash fee to the Company for each retail location in Colorado in which it uses the “Damian Marley’s Stony Hill” name. Additionally, if SBR sells a dispensary, SBR is obligated to pay the Company that amount equal to a percentage of the net profits of the sale. The Company has requested confidential treatment from the Secuities and Exchange Commission for the amount of cash fee(s) and the percentage payable by SBR to the Company.

Hightimes Holding Corp.

As previously disclosed on Current Report on Form 8-K, filed with the SEC on June 1, 2017, the Company announced On May 31, 2017, that it had entered into a Subscription Agreement (the “Agreement”), with Hightimes Holding Corp., a Delaware corporation (“Hightimes”), pursuant to which, the Company acquired 59,524 shares of Class A Common Stock of Hightimes, at a purchase price of $4.20 per share, for an aggregate purchase price of $250,000. The Class A Common Stock of Hightimes has voting rights.

The 59,524 shares of Common Stock represent less than 5% of the equity securities of Hightimes, and the Company has no agreement, arrangement or understanding with Hightimes or any holder of securities of Hightimes with respect to the operations or management of Hightimes.

The Company understands that Hightimes has entered into a definitive stock purchase agreement dated as of December 12, 2016, to purchase 100% of the capital stock of Trans-High Corporation. Additionally, Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com.

Industry Expertise

Our team (executives, partners, professionals and advisors) have decades of experience in the industry including, regulatory, legal, public markets, institutional finance, venture capital, and private equity and best-in class professionals from large-scale agriculture, science, technology, operations in the cannabis industry.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own any patents.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals for any of our products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Employees

As of the date hereof, we have 8 employees, 3 of whom are officers who operate our company: One of our directors, Damian Marley; Chris Bridges, our President and one of our two directors; Dan Dalton, our Treasurer; and John Brady, our Secretary. Mr. Brady spends approximately 50 hours per week on Company business, and Messrs Marley and Dalton each spend approximately 20 hours per week on Company business.

DESCRIPTION OF PROPERTIES

Our executive offices are located at 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212.

We do not own any real estate or other physical properties.

Research and Development Expenditures

For the year ended March 31, 2017, we incurred no research or development expenditures.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has does not have any unresolved comments from the staff of the Securities Exchange Commission.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at at 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212. We believe that this space is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 24, 2016, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets Group Inc., under the stock symbol “STNY.” Between May 19, 2016, and October 23, 2016, our shares of common stock were quoted on the OTCQB, under the stock symbol “FRRX”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Closing Bid Price Per Share
Financial Quarter Ended	High ($)	Low ($)

March 31, 2017	3.50	2.00
December 31, 2016	2.50	2.50
September 30, 2016	3.30	3.30

HOLDERS

As of June 23, 2017, there were 15,247,600 shares of common stock issued and outstanding held by approximately 35 stockholders of record. We believe that we have more than 70 beneficial holders of our common stock.

TRANSFER AGENT

Our transfer agent is VStock Transfer, whose address is 18 Lafayette Place, Woodmere, New York, and whose telephone number is (212) 828-8436.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at March 31, 2017.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" sections of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Statement Regarding Forward-Looking Information

The statements in this registration statement that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

Merger

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

Upon completion of the Merger, Damian Marley became our President and Chief Executive Officer and sole member of the Board of Directors and holder of 3,150,000 shares, or 21.2%, of our then outstanding common stock. Dan Dalton became our Treasurer and holder of 2,250,000 shares, or 15.1%, of our then outstanding common stock. John Brady became our Secretary and holder of 2,000,000 shares, or 13.4%, of our then outstanding common stock. Thus, our officers and sole director control an aggregate of 7,400,000, or 49%, of our outstanding common stock, on a fully diluted basis.

The Merger between our Company and Stony Hill Ventures was treated as a reverse acquisition for financial statement reporting purposes, with Stony Hill Ventures deemed the accounting acquirer and Stony Hill Corp. deemed the accounting acquiree. Accordingly, Stony Hill Ventures’ assets, liabilities and results of operations became the historical financial statements of our company. Further, no step-up in basis or intangible assets or goodwill was recorded in this transaction. In connection with the Share Exchange Agreement, the Company paid $325,000 to the former shareholders of Stony Hill which has been recorded as an expense of the reverse merger in the statement of operations for the period ended March 31, 2017 included elsewhere in the Form 10-K, and assumed $51,366 of liabilities, of which $49,524 was owed to the former CEO. Prior to the Share Exchange, 6,002,584 shares of the Company’s common stock were cancelled, and the remaining 4,001,757 were considered to be shares issued upon the reverse merger.

On October 3, 2016, the Company declared a 1 for 10 stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented.

Results of Operations

Stony Hill Ventures, our now principal business and historical financial statements of our company, began operations on March 16, 2016. From the period inception (March 16, 2016) to March 31, 2016, the only activity we incurred was $8,176 of general and administrative expenses. Thus, the following discussion primarily relates to our fiscal year ended March 31, 2017.

Fiscal Year Ended March 31, 2017

Revenues: Our revenues are obtained from two main sources - license fees and sale of product. For license fees, revenue arrangements provide for the payment of contractually determined monthly ongoing fees in consideration for the grant of right to use our intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley and in some cases mutually agreed upon marketing and special appearances by certain members of our Company. Revenue from products relate to shipments of cannabidiol (“CBD”) brand products, which we acquired in late February from mCig, Inc. During our fiscal year ended March 31, 2017, we incurred revenue of $45,554, which comprised $27,500 from a license agreement and $18,054 from sales of products.

Cost of Goods Sold: Cost of goods sold consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the fiscal year ended March 31, 2017, we incurred $6,391 of costs related to product purchases representing 36% of product revenues. We do not incur costs related to the license of our intellectual property.

Gross Margin: Gross margin was $39,163 or 85% of revenue. Gross margin comprised $27,500 from sale of services and $11,663 or 64% gross margin from sale of product.

General and Administrative: General and administrative expenses were $158,761 for the fiscal year ended March 31, 2017 compared to $8,176 for the period from our inception (March 16, 2016) to March 31, 2016. General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs.

Amortization: Amortization relates to the amortization of a brand that we acquired in February 2017, which is being amortized over a period of 5 years. Amortization totaled $19,956 for the fiscal year ended March 31, 2017 and will total $227,627 per year.

Reverse merger costs: In conjunction with the Share Exchange Agreement, Stony Hill Ventures paid us $325,000 and we assumed $51,366 of liabilities, which was recorded as a cost of the reverse merger.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for our fiscal year ended March 31, 2017 is as follows:

Net cash used in operating activities was $150,835 for the fiscal year ended March 31, 2017, which primarily comprised of general and administrative expenses.

Net cash used in investing activities was $775,000, which comprised of $300,000 of equity investments we made during the fiscal year ended March 31, 2017, $325,000 reverse merger cost paid in cash, and $150,000 related to the acquisition of a product line from mCig Inc.

Net cash provided by financing activities for the fiscal year ended March 31, 2017 was $1,125,101, which mainly comprised of the sale of 937,500 shares of our common stock to accredited investors in a private placement.

Going Concern

Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities, as we have only recently begun to receive revenues from our principal business activities. Our uses of cash have been primarily for operations and marketing efforts to promote our intellectual property and company. We anticipate that significant additional expenditures will be necessary to expand and bring to market our license and marketing services before sufficient and consistent positive operating cash flows will be achieved. Additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives beyond the date of this Form 10-K filing without additional financing.

As reflected in the consolidated financial statements contained elsewhere is this Form 10-K, as of March 31, 2017 we had cash on hand and had an accumulated deficit of $212,637 and $524,096, respectively, and during our fiscal year ended March 31, 2017, utilized cash for operations and incurred a net loss of $137,464 and $515,920, respectively. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the fiscal year ended March 31, 2017, we raised $1,125,000 through the receipt of Subscription Agreements (“Subscription”) where we sold 937,500 shares of our common stock to accredited investors. However, we will need and are currently working on obtaining additional funds to operate our business through and beyond the date of this Form 10-K filing. Even if we are able to obtain additional financing, such financing could contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

Summary of Significant Accounting Policies

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, estimates include the collectability of accounts receivable, recoverability of inventory, assumptions made in determining impairment of investments and intangible, useful life of our intangible, and accruals for potential liabilities. These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Investments

For investments that are not required to be consolidated, we use either the equity method or the cost method of accounting. We use the equity method for unconsolidated equity investments in which we are considered to have significant influence over the operations of the investee. We uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received.  If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value.

Intangible Asset

Intangible assets are recorded when such assets are acquired and are amortized over the estimated useful life of the intangible asset. We regularly review intangible assets to determine if facts and circumstances indicate that the useful lives have changed from the original estimate or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

Recent Accounting Pronouncements

See our discussion of recent accounting policies in Footnote 2 to the condensed financial statements contained elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Stony Hill Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stony Hill Corp.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Stony Hill Corp., (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended March 31, 2017, and for the period from March 16, 2016 (inception) to March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the fiscal year ended March 31, 2017, and for the period from March 16, 2016 (inception) to March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans, in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California

June 29, 2017

STONY HILL CORP.

BALANCE SHEETS

	March 31, 2017	March 31, 2016

ASSETS
Current Assets
Cash	$212,637	$-
Accounts receivable	5,677	-
Inventory	22,699	-
Prepaids and other current assets	16,920	-
Total Current Assets	257,933	-

Equity Investments	300,000	-
Intangible asset, net	1,118,179	-

TOTAL ASSETS	$1,676,112	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$12,297	$2,260
Due to related parties	19,287	5,916
Total Current Liabilities	31,584	8,176

Stockholders' Equity (Deficit)
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2017 and 2016
Common stock; $0.00001 par value; 200,000,000 shares authorized; 15,247,600 and 10,090,000 issued and outstanding at March 31, 2017 and 2016, respectively	152	101
Stock subscription receivable	-	(101)
Additional paid in capital	1,742,472	-
Common stock to be issued, 150,000 shares	426,000	-
Accumulated deficit	(525,832)	(8,176)
Total Stony Hill Corp. Stockholders' Equity (Deficit)	1,642,792	(8,176)
Non-controlling interest	1,736	-
Total Stockholders' Equity (Deficit)	1,644,528	(8,176)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,676,112	$-

STONY HILL CORP.

STATEMENTS OF OPERATIONS

	Fiscal Year ended March 31, 2017	Period from March 16, 2016 (Inception) to March 31, 2016
REVENUE
Services	$27,500	$-
Product, net	18,054	-
	45,554

COST OF REVENUE, PRODUCT	6,391

GROSS MARGIN	39,163	-

EXPENSES
General and administrative (including $25,279 and $-0- paid to related parties)	158,761	8,176
Amortization	19,956	-
Reverse merger costs	376,366	-

TOTAL OPERATING EXPENSES	555,083	8,176

NET LOSS	(515,920)	(8,176)
Less: Net income attributable to non controlling interests	1,736	-
NET LOSS ATTRIBUTABLE TO STONY HILL CORP.	$(517,656)	$(8,176)

LOSS PER COMMON SHARE	$(0.04)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	12,046,644	10,090,000

STONY HILL CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock $0.00001 Par		Subscription	Common Stock to be	Additional Paid In	Non Controlling	Accumulated	Stockholders' Equity
	Number	Amount	Receivable	Issued	Capital	Interest	Deficit	(Deficit)
Balance, March 16, 2016 (inception)	10,090,000	$101	$(101)	$-	$-	$-	$-	$-
Net loss							(8,176)	(8,176)

Balance, March 31, 2016	10,090,000	101	(101)	-	-	-	(8,176)	(8,176)
Payment received from stock subscription			101					101
Issuance of shares upon reverse merger	4,001,757	40			(40)			-
Issuance of common stock for cash	937,500	9	-		1,124,991			1,125,000
Issuance of common stock for cancellation of amount due to former CEO	18,343	-			49,524			49,524
Issuance of shares for acquisition of intangible	200,000	2			567,997			567,999
Common stock to be issued for acquisition of intangible				426,000				426,000
Net income (loss)						1,736	(517,656)	(515,920)

Balance, March 31, 2017	15,247,600	$152	$-	$426,000	$1,742,472	$1,736	$(525,832)	$1,644,528

STONY HILL CORP.

STATEMENTS OF CASH FLOWS

	Fiscal Year ended March 31, 2017	Period from March 16, 2016 (Inception) to March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(515,920)	$(8,176)
Adjustment to reconcile net loss to net cash used in operating activities:

Amortization of intangible	19,956	-
Cost of reverse merger	376,366	-
Changes in operating assets and liabilities
Accounts receivable	(5,677)	-
Inventory	(16,834)	-
Prepaid and other current assets	(16,920)	-
Accounts payable and accrued expenses	8,194	2,260
Net cash used in operating activities	(150,835)	(5,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible asset	(150,000)	-
Cash used in reverse merger	(325,000)
Acquisition of equity investments	(300,000)	-
Net cash used in investing activities	(775,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	47,052	5,916
Repayment of advances from related parties	(33,681)	-
Issuance of common stock for cash	1,125,101	-
Net cash provided by financing activities	1,138,472	5,916

NET CHANGE IN CASH	212,637	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$212,637	$-

NON CASH INVESTMENT AND FINANCING ACTIVITIES
Issuance of stock for intangible	$988,134	$-
Inventory acquired as part of asset purchase	$5,865	$-
Liabilities assumed in a reverse merger	$51,366	$-
Issuance of stock for extinguishment of due to former CEO	$49,524	$-

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Description of the Company

Stony Hill Corp. (formerly First Fixtures, Inc. or the “Company”) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp. The Company is organized for various investments to be made under the Stony Hill brand as well as to conduct any other related business and activities. The Company is the owner and has right to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property such as the name "Stony Hill", related to Damian Marley.

Merger

On November 4, 2016, the Company, entered into a Share Exchange Agreement by and among the Company, Stony Hill Ventures Corp. (“Stony Hill Ventures”), and the holders of common stock of Stony Hill Ventures, which consisted of 26 stockholders. Stony Hill Ventures was incorporated on March 15, 2016, in Nevada and was organized for various investments under the Stony Hill brand as well as to conduct any other related business and activities.

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

As a result of the Merger, Damian Marley became the Company’s President and Chief Executive Officer and sole member of the Board of Directors, and is the holder of 3,150,000 shares, or 21.2%, of the outstanding common stock of the Company. Dan Dalton became the Company’s Treasurer and is the holder of 2,250,000 shares, or 15.1%, of the outstanding common stock of the Company. John Brady became the Company’s new Secretary and is holder of 2,000,000 shares, or 13.4%, of the outstanding common stock of the Company. The Company’s new officers and sole director, therefore, controlled an aggregate of 7,400,000, or 49.8%, of the outstanding common stock of the Company after the transaction.

The merger between the Company and Stony Hill Ventures was treated as a reverse acquisition for financial statement reporting purposes with Stony Hill Ventures deemed the accounting acquirer and the Company deemed the accounting acquiree. Accordingly, Stony Hill Ventures’ assets, liabilities and results of operations became the historical financial statements of the Company. No step-up in basis or intangible assets or goodwill was recorded in this transaction. In connection with the Share Exchange Agreement, the Company paid $325,000 to the former shareholders of Stony Hill and assumed $1,842 of accounts payable and $49,524 of an amount owed to the former CEO of the Company, which has been recorded as an expense of the reverse merger in the accompanying statement of operations for the period ended December 31,2016. Prior to the Share Exchange, 6,002,584 shares of the Company’s then outstanding common stock were cancelled, and the remaining 4,001,757 shares of common stock were considered to be shares issued upon the reverse merger.

On October 3, 2016, the Company declared a 1 for 10 stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

Going concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the consolidated financial statements, the Company has only recently started to generate revenues from its business operations and as of March 31, 2017, and has incurred a net loss of $515,920 and used $150,835 of cash from operating activities during the fiscal year ended March 31, 2017. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the fiscal year ended March 31, 2017, the Company raised $1,125,000 through the sale of 937,500 aggregate shares of its common stock to accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-K filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vita Products LLC, and VitaCBD LLC, an 80% owned entity, both State of Washington Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Among other things, management estimates include the collectability of its accounts receivable, recoverability of inventory, assumptions made in determining impairment of investments and intangible assets, accruals for potential liabilities, and realization of deferred tax assets. These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

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

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

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

Revenue Recognition

The Company receives revenue from two main sources - license fees and sale of products. For license fees, revenue arrangements provide for the payment of contractually determined monthly ongoing fees in consideration for the grant of right to use intellectual property of the Company, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley and in some cases mutually agreed upon marketing and special appearances by certain members of the Company. Revenue from product sales relate to shipments of cannabidiol (“CBD”) brand products. There is no right of returns other than for goods damaged during shipment.

For both license fees and sale of products, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectibility of amounts is reasonably assured.

Shipping Cost

The Company recognizes amounts billed to a customer in a sale transaction related to shipping as revenue. The costs incurred by the Company for shipping are classified as cost of goods sold in the Consolidated Statements of Operations.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the fiscal periods ended March 31, 2017 and 2016 amounted to $15,414 and nil, respectively, and are included in "General and Administrative expenses" in our Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consists of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. There was no provision for inventory obsolescence necessary as of March 31, 2017 and 2016.

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items. For the fiscal periods ended March 31, 2017 and 2016, there were no common stock equivalents outstanding.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

Investments

For investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. Distributions received from the income of an investee on cost method investments are included in "Equity method investments (loss)/income, net." Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity investments" on the Consolidated Balance Sheets. As of March 31, 2017, management estimates that the cost basis approximates the fair market value.

Intangible Asset

Intangible assets are recorded when such assets are acquired and are amortized over the estimated useful life of the intangible asset. The Company regularly reviews intangible assets to determine if facts and circumstances indicate that the useful lives have changed from the original estimate or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

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

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The new guidance clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The new standard will become effective beginning in the first quarter of fiscal 2019. However, early adoption is permitted and as such, the Company adopted this pronouncement in January 2017. Adoption did not have a significant impact on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the potential effects of adopting the provisions of ASU 2016-01.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – EQUITY INVESTMENTS

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	March 31, 2017	March 31, 2016
Cannabi-Tech Ltd.	$50,000	$-
Hightimes Holdings Corp.	250,000	-
	$300,000	$-

In November 2016, the Company purchased 29,571 shares of Preferred A stock at a price of $1.69086 per share for less than 5% investment in Cannabi-Tech Ltd. (“Cannabi”), a private company incorporated in the State of Israel. Cannabi is a provider of lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers.

In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”), a private company incorporated in the State of Delaware. The agreement was finalized on May 31, 2017. Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com.

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost.

NOTE 4 – ACQUISITION OF INTANGIBLE ASSET

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”). Pursuant to the terms and conditions of the Asset Purchase Agreement, the Company acquired 80% of certain assets that comprise the VitaCBD business, which principally consisted of a brand name (the “Assets”) from mCig, and an option (the “Option”) to acquire the remaining 20% for an additional purchase price of $200,000. At the Closing, the Company formed a special purpose entity, VitaCBD LLC (the “Entity”), a Washington State LLC, into which the Company assigned the Assets as consideration for 80% ownership of the entity, and into which mCig will assign the 20% of assets related to the Assets held by mCig as consideration for 20% ownership of the Entity. The Company shall have a majority control of the board of directors and officers and a majority control of the managers, directors and officers of the Entity. Profits and losses will be allocated based on ownership percentages.

The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail brand products that include CBD tinctures, ejuices, edibles, islates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets. The purchase price comprised of the following:

Purchase Price
Cash	$150,000
Fair value of 200,000 shares at $2.84 per share issued
upon close of Asset Purchase Agreement	568,000
Fair value of 150,000 shares at $2.84 per share issued on May 24, 2017 (recorded as contractual consideration as of March 31, 2017)	426,000
Total purchase price	$1,144,000

The Company applied the provisions of ASC 805, Business Combinations and ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in accounting for the Asset Purchase Agreement. Under this guidance, the Company accounted for the transaction as an asset purchase. As such, the Company recorded an intangible asset of $1,138,135 consisting of the VitaCBD brand and $5,865 of inventory received from mCig. The intangible is being amortized over a period of 5 years, the estimated life of the brand acquired. Amortization totaled $19,956 for the fiscal year ended March 31, 2017 and will total $227,627 in each of the following 5 years.

In accordance with the Asset Purchase Agreement, if the average common stock market price of the Company’s common stock held by mCig falls below $1.57 per share, or $550,000 total value (“Market Value”), during any 7-day period during the first year following the Second Stock Issuance (May 24, 2017), then the Company is obligated to issue to mCig additional shares of the Company’s common stock to increase the then Market Value held by mCig to $550,000. As of March 31, 2017, the trading price of common stock held by mCig was above the Market Value threshold.

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, the Company owed $5,916 to shareholders for general and administrative expenses paid on behalf of the Company by the shareholders. During the fiscal year ended March 31, 2017, the shareholders advanced an additional $47,052. During the fiscal year ended March 31, 2017, the Company repaid $33,681 of the amounts owed. As such, outstanding balance owed to these shareholders as of March 31, 2017 was $19,287. All amounts owed are payable on demand and are unsecured.

Included in the assumed liabilities upon the reverse merger was a payable of $49,524 to Colin Povall, the former CEO. Chris Bridges, the Company’s current CEO, purchased this debt from Mr. Povall in a separate private transaction. On March 20, 2017, the Company issued 18,343 shares of it’s common stock to Mr. Bridges in exchange for the cancellation of $49,524 of debt.

During the year ended March 31, 2017, the Company paid $25,279 for consulting services to SBS Management, a company owned by a shareholder.

Since the Company’s inception on March 16, 2016, the Company’s office facility had been provided, without charge, by a shareholder of the Company. Such cost was not material to the financial statements and accordingly, has not been reflected therein. In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the fiscal periods ended March 31, 2017 and 2016.

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

NOTE 6 – LICENSE AND MARKETING AGREEMENTS

License Agreement with OGE Management, LLC

In July 2016, the Company entered in a License Agreement OGE Management, LLC (the “Licensee”) whereby the Company agreed to license certain intellectual property owned by the Company to the Licensee. As consideration for the rights granted to the Licensee by this Agreement, the Licensee shall pay to the Company an ongoing license fee for all products sold related to this agreement. During the fiscal year ended March 31, 2017, the Company had not received any revenues related to this agreement.

Marketing Agreement with Mile High Medical Cannabis LLC

In September 2016, the Company entered into a Marketing Agreement whereby the Company agreed to license the name “Stony Hill” to Mile High Medical Cannabis LLC along with mutually agreed upon marketing and special appearances by certain members of the Company in exchange for an ongoing monthly fee. The license is exclusive to the State of Colorado and is for an initial term of 180 days. The Marketing Agreement was terminated in February 2017.

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

NOTE 7 – EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.00001 par value, undesignated Preferred Stock. As of March 31, 2017, the Company has not issued any shares of Preferred Stock nor has the Company designated any class of Preferred Stock.

Shares Issued to Founders

Upon incorporation of Stony Hill Ventures, the Company issued 10090,000 shares of its common stock to founders for $101 at a price equal to par value.

Shares Issued in Private Offering

In August 2016, the Company began a private offering whereby the Company offered up to 750,000 shares of the Company’s common stock to accredited investors at a purchase price of $1.00 per share for an aggregate offer of up to $750,000. During the fiscal year ended March 31, 2017, the Company had issued 750,000 shares of its common stock for total proceeds of $750,000.

In January 2017, the Company began a private offering where by the Company offered up to 1,000,000 shares of the Company’s common stock to accredited investors at a purchase price of $2.00 per share for an aggregate offer of up to $2,000,000. During the fiscal year ended March 31, 2017, the Company had issued 187,500 shares of its common stock for total proceeds of $375,000.

NOTE 8 – INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses. As of March 31, 2017, the Company had net operating loss carry forwards of approximately $524,000 that may be available to reduce future years' taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization of the Company’s net deferred tax assets of approximately $178,000 was not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to tax loss carry-forward.s.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2017	March 31, 2016
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$524,000	$8,100
Less valuation allowance	(524,000)	(8,100)
Deferred tax assets, net of valuation allowance	$-	$-

STONY HILL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 16, 2016 (INCEPTION) TO MARCH 31, 2016, AND

FOR FISCAL YEAR ENDED MARCH 31, 2017

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended March 31, 2017	For the reporting period ended March 31, 2016

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2017, no liability for unrecognized tax benefits was required to be recorded.

NOTE 9 – SUBSEQUENT EVENTS

Shares Issued in Private Offering

On May 24, 2017, the Company issued to mCig an additional 150,000 shares of the Company’s common stock (“Second Stock Issuance”) valued at $426,000 (see Note 4). The Company recorded the Second Stock Issuance as contractual consideration as of March 31, 2017.

Establishment of Advisory Board and Adoption of Charter

On April 28, 2017, the Company established an advisory board (the “Advisory Board”) and approved and adopted a charter (the “Advisory Board Charter”) to govern the Advisory Board. The Advisory Board shall be comprised of one or more directors, and up to six independent, non-Board, non-employee members, all of whom shall be appointed and subject to removal by the Board of Directors at any time. In connection with the establishment of the Advisory Board, the Board of Directors appointed Dr. James Mulé, an independent, non-Board and non-Company employee to the Advisory Board. In connection with Dr. Mulé’s appointment to the Advisory Board, the Company entermeted into a Consulting Agreement (the “Consulting Agreement”), dated effective May 1, 2017, whereby the Company shall pay Dr. Mulé an annual consulting fee of $50,000 worth of shares of common stock of the Company, based on the stock price of the Company on the last day of each calendar year, and reimburse Dr. Mulé for reasonable out-of-pocket expenses. In addition, the Dr. Mulé may be eligible for an annual discretionary bonus based on performance and entirely at the discretion of Board. The Consulting Agreement has a term of three years.

Colorado Marketing Agreement and License

On May 25, 2017, the Company entered into a Marketing Agreement (the “Agreement”), effective May 15, 2017, with BTE LLC, a Colorado limited liability company (“BTE”), pursuant to which, the Company licensed the name and phrase “Damian Marley’s Stony Hill” to BTE for use in the State of Colorado for a term which expires on February 28, 2018. BTE operates a retail cannabis businesses in Colorado, and has agreed to rename the its retail business located at 1269 Elati St., Denver, Colorado, to “Damian Marley’s Stony Hill by Tru Cannabis.” As consideration for the license, BTE is obligated to a cash fee to the Company for each retail location in Colorado in which it uses the “Damian Marley’s Stony Hill” name. Additionally, if BTE sells a dispensary, BTE is obligated to pay the Company that amount equal to a percentage of the net profits of the sale.

Oregon Marketing Agreement and License

On May 25, 2017, the Company entered into a Marketing Agreement (the “Agreement”), effective May 15, 2017, with SBR Broadway Retail LLC, a Colorado limited liability company (“SBR”), pursuant to which, the Company licensed the name and phrase “Damian Marley’s Stony Hill” to SBR for use in the State of Oregon for a term which expires on February 28, 2018. SBR operates a retail cannabis businesses in Oregon, and has agreed to rename the its retail business located at 801 NE Broadway St., Portland, Oregon, to “Damian Marley’s Stony Hill by Tru Cannabis.” As consideration for the license, SBR is obligated to a cash fee to the Company for each retail location in Colorado in which it uses the “Damian Marley’s Stony Hill” name. Additionally, if SBR sells a dispensary, SBR is obligated to pay the Company that amount equal to a percentage of the net profits of the sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of members of our management, including our President (who is our principal executive officer) and our Secretary (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our President and our Secretary have concluded, based on their evaluation, that as of March 31, 2017, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the President and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2017 are as follows:

Name	Age	Positions

Damian Marley	38	Director
Chris Bridges	38	President and Director
John Brady	51	Secretary
Dan Dalton	47	Treasurer

Damian Marley, age 38

Member of the Board of Directors

Damian “Jr. Gong” Marley has served as a director of the Company since October 3, 2016. Mr. Marley is a Jamaican reggae artist and the youngest son of reggae legend Bob Marley. Mr. Marley garnered his own place in music history when he became the first ever reggae artist to win a Grammy outside of the “Reggae” category. Mr. Marley’s background as a musician led to our conclusion that he should serve as a director in light of our business and structure.

Chris Bridges, age 38

President and Member of the Board of Directors

Chris Bridges has served as our President since February 10, 2017, and as a director since March 9, 2017. Chris Bridges, age 38, has served as the Chief Executive Officer of Vessix Inx, a virtual payment systems business which provides payment services designed for the aviation industry, since January 2013. From January 2009 until September 2013, Mr. Bridges served as a director of Banctek Solutions, which provides merchant bankcard processing services to all types of merchants. From January 2005 until January 2008, Mr. Bridges was Executive Vice President - Acquisitions at PRS Assets, of Denver, Colorado.

John Brady, age 51

Secretary

John Brady has served as the Secretary of the Company since October 3, 2016. Mr. Brady spent the first part of his career as a broker and owner of a boutique investment banking brokerage firm. For the past 12 years, he been an independent consultant, advising on strategic business planning. Mr. Brady attended Brooklyn College from 1983 to 1987.

Dan Dalton, age 47

President

Dan Dalton has served as the Treasurer of the Company since October 3, 2016. Dan Dalton, age 46, has spent the last 20 years in the music industry, guiding and managing the career of artists. Based in Los Angeles, he currently manages the careers of Damian “Jr. Gong” Marley, son of reggae legend Bob Marley, and celtic-punk band Flogging Molly. In addition to managing artists, he manages a business that charters cruise ships and produces music festivals. Recently, Dalton has partnered his business with Roc Nation, a full-service entertainment company founded by artist Jay Z.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, none of whom qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of March 31, 2017, the Company had no significant employees who were not officers or directors of the Company.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early business development stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2017, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

EMPLOYMENT AGREEMENTS

We have no employment agreements with our officers, directors or any other person.

INDEMNIFICATION AGREEMENTS

We have no employment agreements with our officers, directors or any other person.

FAMILY RELATIONSHIPS

No family relationships exist between our officers and directors or any person who is an affiliate of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity Incentive	Nonqualified
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Colin	2017	0	0	0	0	0	0	0	0
Povall (1)	2016	0	0	0	0	0	0	0	0

Damian	2017	0	0	0	0	0	0	0	0
Marley (2)	2016	0	0	0	0	0	0	0	0

Chris	2017	0	0	0	0	0	0	0	0
Bridges (3)	2016	0	0	0	0	0	0	0	0

John	2017	0	0	0	0	0	0	0	0
Brady (4)	2016	0	0	0	0	0	0	0	0

Dan	2017	0	0	0	0	0	0	0	0
Dalton (5)	2016	0	0	0	0	0	0	0	0

____________

(1)	Appointed President, Secretary, Treasurer and director in n February 21, 2014, and resigned from all such offices and position on October 3, 2016.
(2)	Appointed director on October 3, 2016, and served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017.
(3)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(4)	Appointed Secretary on October 3, 2016.
(5)	Appointed Treasurer on October 3, 2016.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2017.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended March 31, 2017.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended March 31, 2017:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Colin Povall (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Damian Marley (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chris Bridges (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

John Brady (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Dan Dalton (5)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

____________

(1)	Appointed President, Secretary, Treasurer and director in n February 21, 2014, and resigned from all such offices and position on October 3, 2016.
(2)	Appointed director on October 3, 2016, and served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017.
(3)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(4)	Appointed Secretary on October 3, 2016.
(5)	Appointed Treasurer on October 3, 2016.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended March 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Colin Povall (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Damian Marley (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Bridges (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)	Appointed President, Secretary, Treasurer and director in n February 21, 2014, and resigned from all such offices and position on October 3, 2016.
(2)	Appointed director on October 3, 2016, and served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017.
(3)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 15,247,600 shares of our common stock issued and outstanding as of March 31, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Damian Marley (3)	3,150,000	20.6%
Common Stock	Chris Bridges (4)	18,343	*
Common Stock	John Brady (5)	2,000,000	13.1%
Common Stock	Dan Dalton (6)	2,250,000	14.7%
All directors and executive officers as a group (4 persons)		7,418,343	48.6%

_____________

(1)	Calculated based on 15,247,600 shares of common stock issued and outstanding on March 31, 2017.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212.
(3)	Appointed director on October 3, 2016, and served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017.
(4)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(5)	Appointed Secretary on October 3, 2016.
(6)	Appointed Treasurer on October 3, 2016.
*	Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of Damian Marley, John Brady and Dan Dalton have entered into an Indemnification Agreement dated November 8, 2016, with the Company, pursuant to which the Company agreed to indemnify Mr. Marley, Mr. Dalton and Mr. Brady for claims against each of them that may arise in connection with the performance of their respective duties as an officer or director for the Company.

Chris Bridges has entered into an Indemnification Agreement, dated February 10, 2017, with the Company, pursuant to which the Company has agreed to indemnify Mr. Bridges for claims against him that may arise in connection with the performance of his duties as president of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $35,000 and $5,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
2.1	Share Exchange Agreement, dated November 4, 2016, by and among the Stony Hill Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (2)
3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Change (2)
3.2	Bylaws (1)
21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONY HILL CORP.
(Name of Registrant)

Date: June 29, 2017	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President (principal executive officer)

Date: June 29, 2017	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary (principal accounting officer and principal financial officer)

Date: June 29, 2017	By:	/s/ Damian Marley
	Name:	Damian Marley
	Title:	Director

