Form 10-Q
period 2017-06-30
Stony Hill Corp.
filed 2017-08-11
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2017, there were 15,397,600 shares of common stock, $0.00001 par value per share, outstanding.

STONY HILL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$101,251	$212,637
Accounts receivable	12,840	5,677
Inventory	14,088	22,699
Prepaids and other current assets	10,174	16,920
Total Current Assets	138,353	257,933

Equity Investments	350,000	300,000
Intangible asset, net	1,062,051	1,118,179

TOTAL ASSETS	$1,550,404	$1,676,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$22,785	$12,297
Due to related parties	8,446	19,287
Accrued expenses	21,849	-
Total Current Liabilities	53,080	31,584

Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized;
none issued and outstanding at June 30, 2017 (unaudited) and
March 31, 2017	-	-
Common stock; $0.00001 par value; 200,000,000 shares
authorized; 15,397,600 and 15,247,600 issued and outstanding at
June 30, 2017 (unaudited) and March 31, 2017, respectively	154	152
Additional paid in capital	2,168,470	1,742,472
Common stock to be issued, 23,364 and 150,000 shares at
June 30, 2017 (unaudited) and March 31, 2017, respectively	50,000	426,000
Accumulated deficit	(724,232)	(525,832)
Total Stony Hill Corp. Stockholders' Equity	1,494,392	1,642,792
Non-controlling interest	2,932	1,736
Total Stockholders' Equity	1,497,324	1,644,528
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,550,404	$1,676,112

 The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
REVENUE
Services	$-	$-
Product, net	55,332	-
	55,332	-

COST OF REVENUE, PRODUCT	37,946	-

GROSS MARGIN	17,386	-

EXPENSES
General and administrative	158,462	-
Amortization	56,128	-
TOTAL OPERATING EXPENSES	214,590	-

NET LOSS	(197,204)	-
Less: Net income attributable to non controlling interests	(1,196)	-
NET LOSS ATTRIBUTABLE TO STONY HILL CORP.	$(198,400)	$-

LOSS PER COMMON SHARE	$(0.01)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	15,397,600	10,090,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

			Common
	Common Stock $0.00001 Par		Stock to be	Additional Paid In	Non- Controlling	Accumulated	Stockholders'
	Number	Amount	Issued	Capital	Interest	Deficit	Equity
Balance, March 31, 2017	15,247,600	$152	$426,000	$1,742,472	$1,736	$(525,832)	$1,644,528
Issuance of common stock
previously committed but
not issued	150,000	2	(426,000)	425,998			-
Common stock to be issued in
conjunction with consulting agreement			50,000				50,000
Net income (loss)					1,196	(198,400)	(197,204)

Balance, June 30, 2017 (unaudited)	15,397,600	$154	$50,000	$2,168,470	$2,932	$(724,232)	$1,497,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(197,204)	$-
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock compensation issued in exchange for consulting agreement	50,000
Amortization of intangible	56,128	-
Changes in operating assets and liabilities
Accounts receivable	(7,163)	-
Inventory	8,611	-
Prepaid and other current assets	6,746	-
Accounts payable and accrued expenses	32,337	-
Net cash used in operating activities	(50,545)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equity investment	(50,000)	-
Net cash used in investing activities	(50,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	7,946	-
Repayment of advances from related parties	(18,787)	-
Net cash provided by financing activities	(10,841)	-

NET CHANGE IN CASH	(111,386)	-

CASH, BEGINNING OF PERIOD	212,637	-

CASH, END OF PERIOD	$101,251	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of the Company

Stony Hill Corp. was incorporated on February 21, 2014 under the laws of the State of Nevada, under the name “First Fixtures, Inc.” We amended our Articles of Incorporation to change our name to “Stony Hill Corp.” on October 13, 2016. From our formation on February 21, 2014 until November 4, 2016, we were engaged in the business of being an online shopping mall specializing in bathroom and kitchen fixtures and faucets. Colin Povall served as President, Treasurer and sole director from February 21, 2014, until his resignation on October 3, 2016. Concurrent with his resignation, Mr. Povall appointed Damian Marley as the President and Chief Executive Officer, and sole member of the Board of Directors, Dan Dalton as the Treasurer, and John Brady as the Secretary, of the Company. On February 10, 2017, the board of directors appointed Chris Bridges as our President. Concurrent with the appointment of Mr. Bridges, Damian “Jr. Gong” Marley resigned as our President and Chief Executive Officer. Effective March 9, 2017, Chris Bridges was also appointed a director of the Company. Accordingly, Damian Marley and Chris Bridges presently comprise the board of directors of the Company.

On October 3, 2016, the Company declared a 1-for-10 reverse stock split. All share and per share amounts disclosed herein have been retroactively restated as if the split had occurred as of the earliest period presented.

From inception until we completed our reverse acquisition of Stony Hill Ventures, we were engaged in the principal business of being online shopping mall specializing in bathroom and kitchen fixtures and faucets.

Merger

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

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2018, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2017, which are included in the Company’s Report on Form 10-K for such year filed on June 29, 2017.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

(unaudited)

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company has only recently started to generate revenues from its business operations and incurred a net loss of $197,204 and used $50,545 of cash from operating activities during the three months ended June 30, 2017. Further, the Company’s independent auditors in their audit report for fiscal year ended March 31, 2017 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. The Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries: Vita Products LLC, a wholly-owned subsidiary; and VitaCBD LLC, an 80% owned entity, both Washington limited liability companies. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Assumptions

Preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Among other things, management estimates include the collectability of its accounts receivable, recoverability of inventory, assumptions made in determining impairment of investments and intangible assets, accruals for potential liabilities, and realization of deferred tax assets. These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

(unaudited)

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the three months ended June 30, 2017 and 2016 amounted to $11,570 and nil, respectively, and are included in "General and Administrative expenses" in the Condensed Consolidated Statements of Operations.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items. For the three months ended June 30, 2017 and 2016, there were no common stock equivalents outstanding.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

Investments

For investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. Distributions received from the income of an investee on cost method investments are included in "Equity method investments (loss)/income, net." Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity investments" on the Condensed Consolidated Balance Sheets.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

(unaudited)

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

NOTE 3 – INVESTMENT

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	June 30, 2017	March 31, 2017
Cannabi-Tech Ltd.	$50,000	$50,000
Hightimes Holdings Corp.	250,000	250,000
Precision Cultivation Systems, LLC	50,000	-
	$350,000	$300,000

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

(unaudited)

In June 2017, the Company entered in a Subscription Agreement to purchase 0.5% interest in Precision Cultivation Systems, LLC (“Precision”), a limited liability private company incorporated in Delaware, for a purchase price of $50,000. Precision is developing a growth system that capitalizes on a patent-pending cultivation method that utilizes proprietary irrigation and root zone conditioning. As part of the Subscription Agreement, $42,500 of the investment is subject to repayment on a pro-rata basis with other investors who have entered into similar Subscription Agreements. Amounts subject to repayment are solely at the discretion of Precision.

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

NOTE 4 –INTANGIBLE ASSET

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) for a total purchase price of $1,144,000, which the Company recorded an intangible asset of $1,138,135 consisting of the Vita CBD brand name and $5,865 of inventory received from mCig. The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail brand products that include CBD tinctures, ejuices, edibles, islates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets. In May 2017, the Company issued 150,000 shares at a price of $2.84 in conjunction with the Asset Purchase Agreement, which had been previously reflected as Common Stock to be Issued in the Company’s March 31, 2017 consolidated financial statements.

The intangible is being amortized over a period of 5 years, the estimated life of the brand acquired. Amortization totaled $56,128 for the three months ended June 30, 2017 and will total $224,512 for the fiscal year ending March 31, 2018 and $224,512 in each of the following 4 years and $15,575 thereafter.

In accordance with the Asset Purchase Agreement, if the average common stock market price of the Company’s common stock held by mCig falls below $1.57 per share, or $550,000 total value (“Market Value”), during any 7-day period during the first year following the Second Stock Issuance (May 24, 2017), then the Company is obligated to issue to mCig additional shares of the Company’s common stock to increase the then Market Value held by mCig to $550,000. As of June 30, 2017, the trading price of common stock held by mCig was above the Market Value threshold.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2017, the Company owed $19,287 of reimbursable expenses to an advisor and an officer of the Company for general and administrative expenses paid on behalf of the Company by the advisor and officer. During the three months ended June 30, 2017, the advisor and officer advanced an additional $7,946. During the three months ended June 30, 2017, the Company repaid $18,787 of the amounts owed. As such, outstanding balance owed as of June 30, 2017 was $8,446. All amounts owed are payable on demand and are unsecured.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three months ended June 30, 2017.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2017 AND 2016

(unaudited)

NOTE 6 – LICENSE AND MARKETING AGREEMENTS

On May 25, 2017, the Company entered into two (2) separate Marketing Agreements (the “Agreements”) with unaffiliated entities (the “Licensees”), effective May 15, 2017. Pursuant to the Agreements, the Company licensed the name and phrase “Damian Marley’s Stony Hill” (the “License”) to the Licensees for use in the State of Colorado and Oregon, for a term which expires on February 28, 2018. Under the Agreements, the Licensees are obligated to pay the Company a cash fee of $5,000 as consideration for each retail location of the Licensees that use the License. During the period ended June 30, 2017, no retail locations opened and therefore, no cash fee earned under the Agreements. Additionally, six (6) months after the effective date of the Agreements, the Licensees are obligated to pay the Company an amount equal to 10% of the net profits of the sale of a dispensary.

NOTE 7 – EQUITY

Establishment of Advisory Board and Adoption of Charter

On April 28, 2017, the Company established an advisory board (the “Advisory Board”) and approved and adopted a charter (the “Advisory Board Charter”) to govern the Advisory Board. The Advisory Board shall be comprised of one or more directors, and up to six independent, non-Board, non-employee members, all of whom shall be appointed and subject to removal by the Board of Directors at any time. In connection with the establishment of the Advisory Board, the Board of Directors appointed Dr. James Mulé, an independent, non-Board and non-Company employee to the Advisory Board. In connection with Dr. Mulé’s appointment to the Advisory Board, the Company entered into a Consulting Agreement (the “Consulting Agreement”), dated effective May 1, 2017, whereby the Company shall pay Dr. Mulé an annual consulting fee of $50,000 worth of shares of common stock of the Company, based on the stock price of the Company on the last day of each calendar year, and reimburse Dr. Mulé for reasonable out-of-pocket expenses. Pursuant to the terms of the Consulting Agreement, the annual consulting fees of $50,000 worth of shares are nonrefundable. AS such, the Company accrued the $50,000 as consulting fee during the period ended June 30, 2017 and the Company recorded the $50,000 commitment as common stock to be issued in the Company’s accompanying condensed consolidated statement of stockholders’ equity. In addition, the Dr. Mulé may be eligible for an annual discretionary bonus based on performance and entirely at the discretion of Board. The Consulting Agreement has a term of three years.

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

On October 3, 2016, the Company declared a 1-for-10 reverse stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented

Results of Operations

Stony Hill Ventures, our now principal business and historical financial statements of our Company, began operations on March 16, 2016. For the three months ended June 30, 2016, we did not incur any activity. Thus, the following discussion relates to the three months ended June 30, 2017:

Three Months Ended June 30, 2017

Revenues: Our revenues are obtained from two main sources - license fees and sale of product. For license fees, revenue arrangements provide for the payment of contractually determined monthly ongoing fees in consideration for the grant of right to use our intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” related to Damian Marley and in some cases mutually agreed upon marketing and special appearances by certain members of our Company. Revenue from products relate to shipments of cannabidiol (“CBD”) brand products, which we acquired in late February from mCig, Inc. During the three months ended June 30, 2017, we earned revenue of $55,332, which comprised entirely from sales of products.

Cost of Goods Sold: Cost of goods sold consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the three months ended June 30, 2017, we incurred $37,946 of costs primarily related to product purchases representing 69% of product revenues.

Gross Margin: Gross margin was $17,386 or 31% of revenue. Gross margin comprised entirely from sale of product.

General and Administrative: General and administrative expenses were $158,462 for the three months ended June 30, 2017. General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs.

Amortization: Amortization relates to the amortization of a brand that we acquired in February 2017, which is being amortized over a period of 5 years. Amortization totaled $56,128 for the three months ended June 30, 2017 and will total $224,512 per year.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the three months ended June 30, 2017 is as follows:

Net cash used in operating activities was $50,545 for the three months ended June 30, 2017, which primarily comprised of general and administrative expenses.

Net cash used in investing activities was $50,000, which comprised of an equity investments we made during the three months ended June 30, 2017.

Net cash used in financing activities for the three months ended June 30, 2017 was $10,841, which comprised of $18,787 of repayments to related parties of previous advancements offset by $7,946 of advances from related parties.

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

As reflected in the condensed financial statements contained elsewhere is this Form 10-Q, we had cash on hand as of June 30, 2017 of $101,251 and utilized $50,545 of cash for operations and incurred a net loss of $197,204 during the three months ended June 30, 2017. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements

See our discussion of recent accounting policies in Footnote 2 to the condensed consolidated financial statements contained elsewhere in this Form 10-Q.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Share Exchange Agreement, dated November 4, 2016, by and among the Stony Hill Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (3)

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (3)

3.1.3	Certificate of Change (3)

3.2	Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONY HILL CORP.
(Name of Registrant)

Date: August 9, 2017	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President (principal executive officer)

Date: August 9, 2017	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary (principal accounting officer and principal financial officer)

