Form 10-Q
period 2017-09-30
Stony Hill Corp.
filed 2017-11-14
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2017, there were 15,595,100 shares of common stock, $0.00001 par value per share, outstanding.

STONY HILL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$147,484	$212,637
Cash held in trust	499,945	-
Accounts receivable	9,069	5,677
Inventory	30,347	22,699
Prepaids and other current assets	10,038	16,920
Total Current Assets	696,883	257,933

Equity Investments	350,000	300,000
Intangible asset, net	1,005,923	1,118,179
Other asset	5,500	-

TOTAL ASSETS	$2,058,306	$1,676,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$16,441	$12,297
Accrued expenses	26,948	19,287
Total Current Liabilities	43,389	31,584

Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized;
none issued and outstanding at September 30, 2017 (unaudited) and
March 31, 2017	-	-
Common stock; $0.00001 par value; 200,000,000 shares
authorized; 15,595,100 and 15,247,600 issued and outstanding at
September 30, 2017 (unaudited) and March 31, 2017, respectively	154	152
Additional paid in capital	2,437,470	1,742,472
Common stock to be issued, 173,364 and 150,000 shares at
September 30, 2017 (unaudited) and March 31, 2017, respectively	476,000	426,000
Accumulated deficit	(901,582)	(525,832)
Total Stony Hill Corp. Stockholders' Equity	2,012,042	1,642,792
Non-controlling interest	2,875	1,736
Total Stockholders' Equity	2,014,917	1,644,528
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,058,306	$1,676,112

 The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Services	$-	$-	$-	$-
Product, net	61,279	-	116,611	-
	61,279	-	116,611	-

COST OF REVENUE, PRODUCT	52,443	-	90,389	-

GROSS MARGIN	8,836	-	26,222	-

EXPENSES
General and administrative	130,115	31,183	288,577	31,183
Amortization	56,128	-	112,256	-
TOTAL OPERATING EXPENSES	186,243	31,183	400,833	31,183

NET LOSS	(177,407)	(31,183)	(374,611)	(31,183)
Less: Net (income) loss attributable to non controlling interest	57	-	(1,139)	-
NET LOSS ATTRIBUTABLE TO STONY HILL CORP.	$(177,350)	$(31,183)	$(375,750)	$(31,183)

LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	15,320,154	10,090,000	15,268,914	10,090,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

			Common Stock	Additional	Non-
	Common Stock $0.00001 Par		to be	Paid In	Controlling	Accumulated	Stockholders'
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2017	15,247,600	$152	$426,000	$1,742,472	$1,736	$(525,832)	$1,644,528
Issuance of common stock for cash	347,500	2		694,998			695,000
Common stock to be issued in conjunction with consulting agreement			50,000				50,000
Net income (loss)					1,139	(375,750)	(374,611)

Balance, September 30, 2017 (unaudited)	15,595,100	$154	$476,000	$2,437,470	$2,875	$(901,582)	$2,014,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(374,611)	$(31,183)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock compensation issued in exchange for consulting agreement	50,000
Amortization of intangible	112,256	-
Changes in operating assets and liabilities
Accounts receivable	(3,392)	-
Inventory	(7,648)	-
Prepaid and other current assets	6,882	-
Other asset	(5,500)
Accounts payable and accrued expenses	11,805	1,421
Net cash used in operating activities	(210,208)	(29,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equity investment	(50,000)	-
Increase in cash held in trust account	-	(105,000)
Deposit on acquisition	-	(325,000)
Net cash used in investing activities	(50,000)	(430,000)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock for cash	195,055	715,101
Net cash provided by financing activities	195,055	715,101

NET CHANGE IN CASH	(65,153)	255,339

CASH, BEGINNING OF PERIOD	212,637	-

CASH, END OF PERIOD	$147,484	$255,339

NON CASH INVESTING AND FINANCING TRANSACTIONS
Increase in cash held in trust account from sale of common stock	$499,945	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

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

As a result of the Merger, Damian Marley became the Company’s President and Chief Executive Officer and sole member of the Board of Directors, and is the holder of 3,150,000 shares, now approximately 20.6%, of the outstanding common stock of the Company. On February 10, 2017, Mr. Marley resigned as President and Chief Executive Officer, and the board of directors appointed Chris Bridges as our President. On March 9, 2017, Mr. Bridges was also appointed a director. Dan Dalton became the Company’s Treasurer and is the holder of 2,250,000 shares, now approximately 14.7%, of the outstanding common stock of the Company. John Brady became the Company’s Secretary and is holder of 2,000,000 shares, now approximately 10.4%, of the outstanding common stock of the Company. The Company’s officers and sole director, therefore, controlled an aggregate of 7,400,000, or 49.8%, of the outstanding common stock of the Company after the transaction.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2018, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2017, which are included in the Company’s Report on Form 10-K for such year filed on September 29, 2017.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company has only recently started to generate revenues from its business operations and incurred a net loss of $375,750 and used $210,208 of cash in operating activities during the six months ended September 30, 2017. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2017 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the six months ended September 30, 2017, the Company sold 347,500 shares of its common stock in a private placement to accredited investors at a price of $2.00 per share for total proceeds of $695,000. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Vita Products LLC, VitaCBD LLC, an 80% owned entity, both Washington limited liability companies and SHL Management LLC a Nevada limited liability company. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

Cash held in trust

During the six months ended September 30, 2017, the Company received new investor funds held in a trust account at a law firm. Funds held in the trust account are released as requested by the Company. As of September 30, 2017, $499,945 of funds were held in trust.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the six months ended September 30, 2017 and 2016 amounted to $56,331 and nil, respectively, and are included in "General and Administrative expenses" in the Condensed Consolidated Statements of Operations.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items. For the six months ended September 30, 2017 and 2016, there were no common stock equivalents outstanding.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This standard is effective for reporting periods beginning after December 15, 2017, with certain provisions allowing for early adoption. The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

NOTE 3 – INVESTMENT

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	September 30, 2017	March 31, 2017
(A) Cannabi-Tech Ltd.	$50,000	$50,000
(B) Hightimes Holdings Corp.	250,000	250,000
(C) Precision Cultivation Systems, LLC	50,000	-
	$350,000	$300,000

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock at a price of $1.69086 per share for less than 5% investment in Cannabi-Tech Ltd. (“Cannabi”), a private company incorporated in the State of Israel. Cannabi is a provider of lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”), a private company incorporated in the State of Delaware. The agreement was finalized on May 31, 2017. Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com.

(C) In June 2017, the Company entered in a Subscription Agreement to purchase 0.5% interest in Precision Cultivation Systems, LLC (“Precision”), a limited liability private company incorporated in Delaware, for a purchase price of $50,000. Precision is developing a growth system that capitalizes on a patent-pending cultivation method that utilizes proprietary irrigation and root zone conditioning. As part of the Subscription Agreement, $42,500 of the investment is subject to repayment on a pro-rata basis with other investors who have entered into similar Subscription Agreements. Amounts subject to repayment are solely at the discretion of Precision.

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

NOTE 4 –INTANGIBLE ASSET

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) for a total purchase price of $1,144,000, which the Company recorded an intangible asset of $1,138,135 consisting of the Vita CBD brand name and $5,865 of inventory received from mCig. The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail brand products that include CBD tinctures, ejuices, edibles, islates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets. Under the terms of the Asset Purchase Agreement, in May 2017 the Company was required to issue an additional 150,000 shares to mCig at a price of $2.84 per share. As of September 30, 2017, these shares have not been issued and have been reflected in the condensed consolidated balance sheet as common stock to be issued.

The intangible is being amortized over a period of 5 years, the estimated life of the brand acquired. Amortization totaled $112,256 for the six months ended September 30, 2017 and will total $224,512 for the fiscal year ending March 31, 2018 and $224,512 in each of the following 4 years and $15,575 thereafter.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

In accordance with the Asset Purchase Agreement, if the average common stock market price of the Company’s common stock held by mCig falls below $1.57 per share, or $550,000 total value (“Market Value”), during any 7-day period during the first year following the Second Stock Issuance (May 24, 2017), then the Company is obligated to issue to mCig additional shares of the Company’s common stock to increase the then Market Value held by mCig to $550,000. As of September 30, 2017, the trading price of common stock held by mCig was above the Market Value threshold.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2017, the Company owed $19,287 to shareholders for general and administrative expenses paid on behalf of the Company by the shareholders. During the six months ended September 30, 2017, the shareholders advanced an additional $22,539. During the six months ended September 30, 2017, the Company repaid $26,733 of the amounts owed to these shareholders. As such, outstanding balance owed to these shareholders as of September 30, 2017 was $15,093. Balances of the amounts owed to these shareholders at September 30, 2017 and March 31, 2017 were included in the balance of accrued expenses in the accompanying condensed consolidated balance sheet. All amounts owed are payable on demand and are unsecured.

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the six months ended September 30, 2017.

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

NOTE 6 – LICENSE AND MARKETING AGREEMENTS

On May 25, 2017, the Company entered into two separate Marketing Agreements (the “Agreements”), effective May 15, 2017, with BTE LLC, a Colorado limited liability company (“BTE”) and SBR Broadway Retail LLC, a Colorado limited liability company (“SBR”), both separate and unaffiliated entities. Pursuant to the Agreements, the Company licensed the name and phrase “Damian Marley’s Stony Hill” to BTE and SBR for use in the State of Colorado and Oregon, respectively, for a term which expires on February 28, 2018. BTE and SBR operates a retail cannabis businesses in Colorado and Oregon, respectively, and has agreed to rename the its retail business to “Damian Marley’s Stony Hill by Tru Cannabis.” As consideration for the license, BTE and SBR is obligated to pay a cash fee to the Company for each retail location in which it uses the “Damian Marley’s Stony Hill” name. Additionally, if either BTE or SBR sells a dispensary, BTE or SBR is obligated to pay the Company that amount equal to a percentage of the net profits of the sale. During the six months ended September 30, 2017, the Company had not received any revenues related to these agreements.

NOTE 7 – EQUITY

Establishment of Advisory Board and Adoption of Charter

On April 28, 2017, the Company established an advisory board (the “Advisory Board”) and approved and adopted a charter (the “Advisory Board Charter”) to govern the Advisory Board. The Advisory Board shall be comprised of one or more directors, and up to six independent, non-Board, non-employee members, all of whom shall be appointed and subject to removal by the Board of Directors at any time. In connection with the establishment of the Advisory Board, the Board of Directors appointed Dr. James Mulé, an independent, non-Board and non-Company employee to the Advisory Board. In connection with Dr. Mulé’s appointment to the Advisory Board, the Company entered into a Consulting Agreement (the “Consulting Agreement”), dated effective May 1, 2017, whereby the Company shall pay Dr. Mulé an annual consulting fee of $50,000 worth of shares of common stock of the Company, based on the stock price of the Company on the last day of each calendar year, and reimburse Dr. Mulé for reasonable out-of-pocket expenses. Pursuant to the terms of the Consulting Agreement, the annual consulting fees of $50,000 worth of shares are nonrefundable. As such, the Company accrued the $50,000 as consulting fee during the period ended September 30, 2017 and the Company recorded the $50,000 commitment as common stock to be issued in the Company’s accompanying condensed consolidated statement of stockholders’ equity. In addition, the Dr. Mulé may be eligible for an annual discretionary bonus based on performance and entirely at the discretion of Board. The Consulting Agreement has a term of three years.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

Stock Subscription

During July through September 30, 2017, the Company sold 347,500 shares of common stock in a private placement to accredited investors at a price of $2.00 per share for total proceeds of $695,000. There shares were issued pursuant to a Subscription Agreement whereby the Company offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

NOTE 8 – SUBSEQUENT EVENTS

Lease

On October 1, 2017, the Company entered into a two-year Commercial Lease Agreement (“Lease”) whereby the Company’s subsidiary, Vita Products LLC, leased 2,100 square feet of office space. The lease commenced on October 1, 2017 and requires the Company to pay $2,750 per month (“Base Rent”) or $33,000 per year for a total commitment of $66,000. Beginning at the end of the first year of the Lease and annually thereafter, the Base Rent shall be increased by the same percentage as any increase in the Consumer Price Index (“CPI”) as published by the U.S. Department of Labor for the most recent preceding 12 month period. In addition to the Base Rent, the Company is required to pay, on a pro rata basis, any common area expenses. The Lease required a security deposit of $5,500, which the Company paid in September 2017. At the end of the Lease the Company, at its sole discretion, has the right to extend the Lease term for one additional 12 month period at a rental rate commensurate with the then current market conditions for a similar space in the same area.

Additional Investment in Cannabi-Tech Ltd.

In October 2017, the Company paid $18,547 for the additional purchase of 7,313 shares of Preferred A-1 stock at a price of $2.536 per share for less than 5% investment in Cannabi.

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

Upon completion of the Merger, Damian Marley became our President and Chief Executive Officer and sole member of the Board of Directors and holder of 3,150,000 shares, or 21.2%, of our then outstanding common stock. Dan Dalton became our Treasurer and holder of 2,250,000 shares, or 15.1%, of our then outstanding common stock. John Brady became our Secretary and holder of 2,000,000 shares, or 13.4%, of our then outstanding common stock. Thus, our officers and sole director, at the time of the merger, controlled an aggregate of 7,400,000, or 49%, of our outstanding common stock, on a fully diluted basis. Mr. Marley now controls approximately 20.6% of our issued and outstanding shares of common stock. Mr. Dalton now controls approximately 14.7% of our issued and outstanding shares of common stock. Mr. Brady now controls approximately 10.4% of our issued and outstanding shares of common stock.

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

Stony Hill Ventures, now the principal business and historical financial statements of our Company, began operations on March 16, 2016. The following reflects activity for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues: Revenue from products relate to shipments of cannabidiol (“CBD”) brand products, which we acquired in late February 2017 from mCig, Inc. During the three months ended September 30, 2017, we earned revenue of $61,279, which comprised entirely from sales of products. We did not incur any revenues during the three months ended September 30, 2016.

Cost of Goods Sold: Cost of goods sold consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the three months ended September 30, 2017, we incurred $52,443 of costs primarily related to product purchases representing 86% of product revenues. Since we began sales of CBD products in March 2017, we did not incur similar expenses during the three months ended September 30, 2016.

Gross Margin: Gross margin comprised entirely from sale of product and was $8,836 or 14% of revenue for the three months ended September 30, 2017. During this period, we changed the branding of our then existing CBD products to be consistent with our Stony Hill brand. This required the purchase of labels in the amount of $10,196, which negatively impacted our margin by 17%.

General and Administrative: General and administrative expenses were $130,115 for the three months ended September 30, 2017 and compared to $31,183 for the three months ended September 30, 2016. General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs.

Amortization: Amortization relates to the amortization of a brand that we acquired in February 2017, which is being amortized over a period of 5 years. Amortization totaled $56,128 for the three months ended September 30, 2017 and will total $224,512 per year. We did not own any similar intangibles that required amortization during the three months ended September 30, 2016.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

Revenues: During the six months ended September 30, 2017, we earned revenue of $116,611, which comprised entirely from sales of products. We did not incur any revenues during the six months ended September 30, 2016.

Cost of Goods Sold: During the six months ended September 30, 2017, we incurred $90,389 of costs primarily related to product purchases representing 78% of product revenues. Since we began sales of CBD in March 2017, we did not incur similar expenses during the six months ended September 30, 2016.

Gross Margin: Gross margin comprised entirely from sale of product and was $26,222 or 22% of revenue for the six months ended September 30, 2017. During this period, we changed the branding of our then existing CBD products to be consistent with our Stony Hill brand. This required the purchase of labels in the amount of $10,196, which negatively impacted our margin by 9%.

General and Administrative: General and administrative expenses were $288,577 for the six months ended September 30, 2017 and compared to $31,183 for the six months ended September 30, 2016. General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs.

Amortization: Amortization totaled $112,256 for the six months ended September 30, 2017 and will total $224,512 per year. We did not own any similar intangibles that required amortization during the six months ended September 30, 2016.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the six months ended September 30, 2017 is as follows:

Net cash used in operating activities was $210,208 for the six months ended September 30, 2017 as compared to $29,762 for the six months ended September 30, 2016. Net cash used in operations primarily comprised of general and administrative expenses.

Net cash used in investing activities was $50,000 during the six months ended September 30, 2017, which comprised of a $50,000 equity investments we made during the six months ended September 30, 2017. During the six months ended September 30, 2016, net cash used in investing activities was $430,000, which comprised $105,000 from cash held in a trust account related to the sale of our common stock and $325,000 in a deposit on acquisition related to the Merger.

Net cash provided by financing activities for the six months ended September 30, 2017 was $195,055 as compared to $715,101 for the six months ended September 30, 2016. The net change comprised primarily of $695,000 from our sale of common stock during the six months ended September 30, 2017 of which $499,945 was held in a trust account at a law firm as of September 30, 2017 compared to $715,101 received from our sale of common stock during the six months ended September 30, 2016.

Going Concern

Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities, and revenues from our principal business activities from our CBD products. Our uses of cash have been primarily for operations and marketing efforts to promote our intellectual property and company along with strategic investments we have made in various companies. We anticipate that significant additional expenditures will be necessary to expand and bring to market our license and marketing services before sufficient and consistent positive operating cash flows will be achieved. Additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. As such, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives beyond the date of this Form 10-Q filing without additional financing.

As reflected in the condensed financial statements contained elsewhere is this Form 10-Q, we had cash on hand and cash held in a trust account as of September 30, 2017 of $147,484 and $499,945, respectively, and utilized $210,208 of cash for operations including a net loss of $374,611 during the six months ended September 30, 2017. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Investments

For investments that are not required to be consolidated, we use either the equity method or the cost method of accounting. We use the equity method for unconsolidated equity investments in which we are considered to have significant influence over the operations of the investee. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are subject to any pending litigation or legal proceeding.

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act we are not required to provide the information required under this item.

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

____________

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

STONY HILL CORP.
(Name of Registrant)

Date: November 14, 2017	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President (principal executive officer)

Date: November 14, 2017	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary (principal accounting officer and principal executive officer)

