Form 10-Q
period 2017-12-31
Stony Hill Corp.
filed 2018-02-14
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 13, 2018, there were 13,345,100 shares of common stock, $0.00001 par value per share, outstanding.

STONY HILL CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$416,831	$212,637
Accounts receivable, net of allowance for doubtful accounts of $2,232 and nil	4,685	5,677
Inventory	35,004	22,699
Prepaids and other current assets	4,290	16,920
Total Current Assets	460,810	257,933

Property and equipment, net	1,524	-
Equity investments	368,537	300,000
Intangible asset, net	949,795	1,118,179
Other asset	5,500	-

TOTAL ASSETS	$1,786,166	$1,676,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$31,564	$12,297
Accrued expenses	20,208	19,287
Total Current Liabilities	51,772	31,584

Stockholders’ Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2017 (unaudited) and March 31, 2017	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 15,595,100 and 15,247,600 issued and outstanding at December 31, 2017 (unaudited) and March 31, 2017, respectively	154	152
Additional paid in capital	2,437,470	1,742,472
Common stock to be issued, 192,390 and 150,000 shares at December 31, 2017 (unaudited) and March 31, 2017, respectively	538,333	426,000
Accumulated deficit	(1,237,302)	(525,832)
Total Stony Hill Corp. Stockholders’ Equity	1,738,655	1,642,792
Non-controlling (deficit) interest	(4,261)	1,736
Total Stockholders’ Equity	1,734,394	1,644,528
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,786,166	$1,676,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Product, net	$62,977	$-	$179,534	$-
Services	-	17,500	-	17,500
	62,977	17,500	179,534	17,500

COST OF REVENUE, PRODUCT	50,370	-	140,706	-

GROSS MARGIN	12,607	17,500	38,828	17,500

EXPENSES
Sales and marketing	165,315	-	229,674	-
General and administrative	133,977	54,865	358,193	86,047
Reverse merger costs	-	376,366	-	376,366
Depreciation and Amortization	56,172	-	168,428	-
TOTAL OPERATING EXPENSES	355,464	431,231	756,295	462,413

NET LOSS	(342,857)	(413,731)	(717,467)	(444,913)
Less: Net loss attributable to non controlling interest	7,131	-	5,997	-
NET LOSS ATTRIBUTABLE TO STONY HILL CORP.	$(335,726)	$(413,731)	$(711,470)	$(444,913)

LOSS PER COMMON SHARE	$(0.02)	$(0.03)	$(0.05)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	15,595,100	13,295,532	15,458,775	11,211,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

	Common Stock		Common Stock	Additional	Non-
	$0.00001 Par		to be	Paid In	Controlling	Accumulated	Stockholders’
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2017	15,247,600	$152	$426,000	$1,742,472	$1,736	$(525,832)	$1,644,528
Issuance of common stock for cash	347,500	2		694,998			695,000
Common stock to be issued in
conjunction with consulting agreement			112,333				112,333
Net loss					(5,997)	(711,470)	(717,467)

Balance, December 31, 2017 (unaudited)	15,595,100	$154	$538,333	$2,437,470	$(4,261)	$(1,237,302)	$1,734,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2017	December 31, 2016
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(717,467)	$(444,913)
Adjustment to reconcile net loss to net cash used in operating activities:
Costs of reverse merger	-	376,366
Stock compensation issued in exchange for consulting agreements	112,333	-
Depreciation	44	-
Amortization of intangible	168,384	-
Changes in operating assets and liabilities
Accounts receivable	992	(10,000)
Inventory	(12,305)	-
Prepaid and other current assets	12,630	-
Other asset	(5,500)	-
Accounts payable and accrued expenses	20,188	10,492
Net cash used in operating activities	(420,701)	(68,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equity investment	(68,537)	(50,000)
Purchase of property and equipment	(1,568)	-
Increase in cash held in trust account	-	(25,000)
Deposit on acquisition	-	(325,000)
Net cash used in investing activities	(70,105)	(400,000)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock for cash	695,000	740,101
Net cash provided by financing activities	695,000	740,101

NET CHANGE IN CASH	204,194	272,046

CASH, BEGINNING OF PERIOD	212,637	-

CASH, END OF PERIOD	$416,831	$272,046

NON CASH INVESTING AND FINANCING TRANSACTIONS
Liabilities assumed in the reverse merger	$-	$51,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of the Company

Stony Hill Corp. (formerly First Fixtures, Inc. or the “Company”) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp. The Company is organized for various investments to be made under the Stony Hill brand as well as to conduct any other related business and activities. The Company is the owner and has right to intellectual property, including trademark, trade dress, images, likenesses and other associated intellectual property such as the name “Stony Hill”.

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

As a result of the Merger, Damian Marley became the Company’s President and Chief Executive Officer and sole member of the Board of Directors, and is the holder of 3,150,000 shares, now approximately 20.6%, of the outstanding common stock of the Company. On February 10, 2017, Mr. Marley resigned as President and Chief Executive Officer, and the board of directors appointed Chris Bridges as our President. On March 9, 2017, Mr. Bridges was also appointed a director. Dan Dalton became the Company’s Treasurer (a position he held until January 5, 2018), and became the holder of 2,250,000 shares, or approximately 14.7%, of the outstanding common stock of the Company. On February 9, 2018, Mr. Dalton sold his 2,250,000 shares to the Company for consideration of $50,000, and the Company canceled such shares, returning them to the authorized share capital of the Company on the same day. John Brady became the Company’s Secretary and is holder of 2,000,000 shares, now approximately 10.4%, of the outstanding common stock of the Company. On January 5, 2018, Mr. Brady also became the Company’s Treasurer. The Company’s officers and sole director, therefore, controlled an aggregate of 7,400,000, or 49.8%, of the outstanding common stock of the Company after the transaction. After Mr. Dalton’s sale of his shares to the Company, and the Company’s subsequent cancelation of such shares on February 9, 2018, Mr. Marley and Mr. Brady hold an aggregate of 5,150,000 shares of common stock of the Company, or 38.5% of the issued and outstanding shares of common stock of the Company.

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

On October 3, 2016, the Company effected a 1-for-10 stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented.

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

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, although the Company started to generate revenues from its business operations during its fiscal year ending March 31, 2018, the Company incurred a net loss of $717,467 and used $420,701 of cash in operating activities during the nine months ended December 31, 2017. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2017 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the nine months ended December 31, 2017, the Company sold 347,500 shares of its common stock in a private placement to accredited investors at a price of $2.00 per share for total proceeds of $695,000. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

(unaudited)

Revenue Recognition

The Company receives revenue from two main sources - license fees and sale of products. For license fees, revenue arrangements provide for the payment of contractually determined monthly ongoing fees in consideration for the grant of right to use intellectual property of the Company, including trademark, trade dress, images, likenesses and other associated intellectual property, such as the name “Stony Hill” and in some cases mutually agreed upon marketing and special appearances by certain members of the Company. Revenue from product sales relate to shipments of cannabidiol (“CBD”) brand products. There is no right of returns other than for goods damaged during shipment.

For both license fees and sale of products, revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the nine months ended December 31, 2017 amounted to $107,549 and are included in “Sales and Marketing expenses” in the Condensed Consolidated Statements of Operations. There were no such costs in the comparative period in 2016.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items. During the nine months ended December 31, 2017 and 2016, weighted average shares outstanding included 192,390 and 150,000 common shares, respectively, that are vesting as services are being provided and not yet issued.

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

Investments

For investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. Distributions received from the income of an investee on cost method investments are included in “Equity method investments (loss)/income, net.” Investments accounted for under the equity method or cost method of accounting above are included in the caption “Equity investments” on the Condensed Consolidated Balance Sheets.

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

FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. This standard is effective for reporting periods beginning after December 15, 2017, with certain provisions allowing for early adoption. The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INVESTMENT

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	December 31, 2017	March 31, 2017
(A) Cannabi-Tech Ltd.	$68,537	$50,000
(B) Hightimes Holdings Corp.	250,000	250,000
(C) Precision Cultivation Systems, LLC	50,000	-
	$368,537	$300,000

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. In October 2017, the Company purchased 7,309 shares of Preferred A-1 stock of Cannabi at a price of $2.536 per share for total investment of $18,537. As of December 31, 2017, total investment amounted to $68,537, which accounts for less than 5% in Cannabi. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). The agreement was finalized on May 31, 2017. Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com.

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

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

(unaudited)

NOTE 4 –INTANGIBLE ASSET

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) for a total purchase price of $1,144,000, consisting of the issuance of an aggregate of 350,000 shares of common stock valued at $994,000, and cash of $150,000. Of the 350,000 shares of common stock consideration, 150,000 shares have not been issued as of December 31, 2017 and have been reflected in the condensed consolidated balance sheet as common stock to be issued as of the period then ended. Upon acquisition, the Company recorded an intangible asset of $1,138,135 consisting of the Vita CBD brand name and $5,865 of inventory received from mCig. The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail brand products that include CBD tinctures, ejuices, edibles, islates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets.

The intangible is being amortized over a period of 5 years, the estimated life of the brand acquired. Amortization totaled $168,384 for the nine months ended December 31, 2017 and will total $224,512 for the fiscal year ending March 31, 2018 and $224,512 in each of the following 4 years and $15,575 thereafter.

In accordance with the Asset Purchase Agreement, if the average common stock market price of the Company’s common stock held by mCig falls below $1.57 per share, or $550,000 total value (“Market Value”), during any 7-day period during the first year following the Second Stock Issuance (May 24, 2017), then the Company is obligated to issue to mCig additional shares of the Company’s common stock to increase the then Market Value held by mCig to $550,000. As of December 31, 2017, the trading price of common stock held by mCig was above the Market Value threshold.

NOTE 5 – RELATED PARTY TRANSACTIONS

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the nine months ended December 31, 2017.

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

NOTE 6 – LICENSE AND MARKETING AGREEMENTS

On May 25, 2017, the Company entered into two separate Marketing Agreements (the “Agreements”), effective May 15, 2017, with BTE LLC, a Colorado limited liability company (“BTE”) and SBR Broadway Retail LLC, a Colorado limited liability company (“SBR”), both separate and unaffiliated entities. Pursuant to the Agreements, the Company licensed the name and phrase “Damian Marley’s Stony Hill” to BTE and SBR for use in the State of Colorado and Oregon, respectively, for a term which expires on February 28, 2018. BTE and SBR operates a retail cannabis businesses in Colorado and Oregon, respectively, and has agreed to rename the its retail business to “Damian Marley’s Stony Hill by Tru Cannabis.” As consideration for the license, BTE and SBR is obligated to pay a cash fee to the Company for each retail location in which it uses the “Damian Marley’s Stony Hill” name. Additionally, if either BTE or SBR sells a dispensary, BTE or SBR is obligated to pay the Company that amount equal to a percentage of the net profits of the sale. During the nine months ended December 31, 2017, the Company had not received any revenues related to these agreements.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

(unaudited)

NOTE 7 – EQUITY

Establishment of Advisory Board and Adoption of Charter

On April 28, 2017, the Company established an advisory board (the “Advisory Board”) and approved and adopted a charter (the “Advisory Board Charter”) to govern the Advisory Board. The Advisory Board shall be comprised of one or more directors (“Advisors”), and up to nine independent, non-Board, non-employee members, all of whom shall be appointed and subject to removal by the Board of Directors at any time.

On May 1, 2017 and again on November 1, 2017 the Board of Directors appointed two Advisors both independent, non-Board and non-Company employees to the Advisory Board. In connection with appointments to the Advisory Board, the Company entered into two separate consulting agreements (the “Consulting Agreement”) with the Advisors dated effective May 1, 2017 and November 1, 2017, respectively, whereby the Company shall pay an annual consulting fee of $50,000 each to be paid in shares of common stock of the Company, based on the stock price of the Company on the last day of each calendar year, and reimburse the Advisors for reasonable out-of-pocket expenses. As the shares were not issued as of December 31, 2017, the Company is recognizing the shares ratably over the 12-month term of Consulting Agreement and revalues such shares as of period end. For the period ended December 31, 2107, the Company accrued the total value of $41,666 commitment as a consulting fee based on a price per share of $2.65 at December 31, 2017 and total shares of 15,723 with such amount accrued as a commitment to issue common stock in the Company’s accompanying condensed consolidated statement of stockholders’ equity. In addition, the Advisors may be eligible for an annual discretionary bonus based on performance and entirely at the discretion of Board. The Consulting Agreement has a term of three years.

Stock Subscription

During July through December 31, 2017, the Company sold 347,500 shares of common stock in a private placement to accredited investors at a price of $2.00 per share for total proceeds of $695,000. There shares were issued pursuant to a Subscription Agreement whereby the Company offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Financial Advisory Services Agreement

On November 1, 2017, the Company entered into a Financial Advisory Consulting Services Agreement (the “Agreement”) whereby the Company hired an advisor to provide certain financial advisory services. The term of the agreement is segmented into two segments with the first segment ended on January 31, 2018 and the second segment expiring on October 31, 2018. The second segment was cancelable upon 15-day notice prior to commencement of the second segment of February 1, 2018. Under the first segment and second segment, the Company is required to issue 40,000 and 22,222 shares of the Company’s restricted common stock, respectively, at a price of $2.25 per share. Such shares are deemed to be earned and vested on November 1, 2018 and February 1, 2018, respectively. As the shares under the first segment were not issued as of December 31, 2017, the Company is recognizing the shares ratably over the segments and revalues such shares as of period end until the respective segment ends. For the period ended December 31, 2107, the Company accrued the value of the first segment of shares of $70,667 as a consulting fee based on a price per share of $2.65 at December 31, 2017 and total shares of 26,667 with such amount accrued as a commitment to issue common stock in the Company’s accompanying condensed consolidated statement of stockholders’ equity.

In accordance with the Agreement, if the Company’s average closing price of its stock falls below $2.25 (“threshold price per share”) on a split adjusted basis within a period of 90 days before and including May 4, 2018 and August 1, 2018, respectively, the Company will be required to issue an adjusted number of shares based on a set formula defined in the Agreement. As of December 31, 2017, the trading price of the Company’s stock was above the threshold price per share.

STONY HILL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2017 AND 2016

(unaudited)

NOTE 8 – COMMITMENT

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

NOTE 9 – SUBSEQUENT EVENTS

Advisory Board Agreement

On January 15, 2018, the Company entered into an Advisory Board Agreement (the “Agreement”) whereby the Company hired an advisor (“Consultant”) to provide business and strategic development and advisory services to the Company. The term of the Agreement expires six months from the date of Agreement unless terminated earlier by either party. In exchange for the services, the Company agreed to issue 20,000 shares of its restricted common stock payable on the last day of the calendar year and pro-rated for each partial month or year. In addition, the Consultant may be eligible for an annual discretionary bonus based on performance and entirely at the discretion of Board.

Investment

On January 19, 2018, the Company paid $50,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments. The Company will record this investments at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost.

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

Upon completion of the Merger, Damian Marley became our President and Chief Executive Officer and sole member of the Board of Directors and holder of 3,150,000 shares, or 21.2%, of our then outstanding common stock. Dan Dalton became our Treasurer (an office he held until January 5, 2018) and holder of 2,250,000 shares, or 15.1%, of our then outstanding common stock. John Brady became our Secretary and holder of 2,000,000 shares, or 13.4%, of our then outstanding common stock. Thus, our officers and sole director, at the time of the merger, controlled an aggregate of 7,400,000, or 49%, of our outstanding common stock, on a fully diluted basis. Mr. Marley now controls approximately 23.6% of our issued and outstanding shares of common stock. Mr. Brady now controls approximately 14.9% of our issued and outstanding shares of common stock. On February 9, 2018, Mr. Dalton sold 2,250,000 shares of common stock to the Company for consideration of $50,000, and the Company canceled such shares, returning them to the authorized share capital of the Company on the same day.

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

On October 3, 2016, the Company declared a 1-for-10 stock split. All share and per share amounts have been retro actively restated as if the split had occurred as of the earliest period presented

Results of Operations

Stony Hill Ventures, now the principal business and historical financial statements of our Company, began operations on March 16, 2016. The following reflects activity for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016:

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Revenues: Revenue from products relate to shipments of cannabidiol (“CBD”) brand products, which we acquired in late February 2017 from mCig, Inc. During the three months ended December 31, 2017, we earned revenue of $62,977, which comprised entirely from sales of products. During the prior three months ended December 31, 2016, we received $17,500 from a license agreement.

Cost of Goods Sold: Cost of goods sold consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the three months ended December 31, 2017, we incurred $50,370 of costs primarily related to product purchases representing 80% of product revenues. Since we began sales of CBD products in March 2017, we did not incur similar expenses during the three months ended December 31, 2016.

Gross Margin: Gross margin comprised entirely from sale of product and was $12,607 or 20% of revenue for the three months ended December 31, 2017. During this period, we changed the branding of our then existing CBD products to be consistent with our Stony Hill brand. This required the purchase of labels in the amount of $12,694, which negatively impacted our margin by 20%.

Sales and Marketing: Sales and marketing expenses mainly comprised of advertising, public relations, events, and website marketing costs. Sales and marketing expenses increased to $165,315 for the three months ended December 31, 2017 as compared to nil for the three months ended December 31, 2016. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs.

General and Administrative: General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $79,112 to $133,977 for the three months ended December 31, 2017 as compared to $54,864 for the three months ended December 31, 2016. The majority of the increase related to higher professional fees and general and administrative expenses related to our CBD products launched in March 2017.

Amortization: Amortization relates to the amortization of a brand that we acquired in February 2017, which is being amortized over a period of 5 years. Amortization totaled $56,172 for the three months ended December 31, 2017 and will total $224,512 per year. We did not own any similar intangibles that required amortization during the three months ended December 31, 2016.

Reverse merger costs: In conjunction with the Share Exchange Agreement, Stony Hill Ventures paid us $325,000 and we assumed $51,366 of liabilities, which was recorded as a cost of the reverse merger.

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

Revenues: During the nine months ended December 31, 2017, we earned revenue of $179,534, which comprised entirely from sales of products. During the prior nine months ended December 31, 2016, we received $17,500 from a license agreement.

Cost of Goods Sold: During the nine months ended December 31, 2017, we incurred $140,706 of costs primarily related to product purchases representing 78% of product revenues. Since we began sales of CBD in March 2017, we did not incur similar expenses during the nine months ended December 31, 2016.

Gross Margin: Gross margin comprised entirely from sale of product and was $38,828 or 22% of revenue for the nine months ended December 31, 2017. During this period, we changed the branding of our then existing CBD products to be consistent with our Stony Hill brand. This required the purchase of rebranding labels, which negatively impacted our margin by 12%.

Sales and Marketing: Sales and marketing expenses increased to $229,674 for the nine months ended December 31, 2017 as compared to nil for the nine months ended December 31, 2016. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs.

General and Administrative: General and administrative expenses increased $272,146 to $358,193 for the nine months ended December 31, 2017 as compared to $86,046 for the nine months ended December 31, 2016. The majority of the increase related to higher professional fees and general and administrative expenses related to our CBD products launched in March 2017.

Amortization: Amortization totaled $168,428 for the nine months ended December 31, 2017 and will total $224,512 per year. We did not own any similar intangibles that required amortization during the nine months ended December 31, 2016.

Reverse merger costs: In conjunction with the Share Exchange Agreement, Stony Hill Ventures paid us $325,000 and we assumed $51,366 of liabilities, which was recorded as a cost of the reverse merger.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the nine months ended December 31, 2017 is as follows:

Net cash used in operating activities was $420,701 for the nine months ended December 31, 2017 as compared to $68,055 for the nine months ended December 31, 2016. Net cash used in operations primarily comprised of general and administrative expenses.

Net cash used in investing activities was $70,105 during the nine months ended December 31, 2017, which primarily comprised of a $68,537 equity investment we made during the nine months ended December 31, 2017. During the nine months ended December 31, 2016, net cash used in investing activities was $400,000, which comprised $25,000 from cash held in a trust account related to the sale of our common stock, $325,000 related to a deposit related to the Merger and $50,000 equity investment we made.

Net cash provided by financing activities for the nine months ended December 31, 2017 was $695,000 as compared to $740,101 for the nine months ended December 31, 2016. The amounts received in 2017 and 2016 were proceeds from the sale of shares of our common stock during the comparative periods.

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

As reflected in the condensed financial statements contained elsewhere is this Form 10-Q, we had cash on hand as of December 31, 2017 of $416,831 and utilized $420,701 of cash for operations including a net loss of $717,467 during the nine months ended December 31, 2017. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2017 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the nine months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not subject to any pending litigation or legal proceeding.

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act we are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On February 9, 2018, Dan Dalton, formerly a Treasurer of the Company, sold 2,250,000 shares of common stock to the Company for consideration of $50,000, and the Company canceled such shares, returning them to the authorized share capital of the Company on the same day. After the transaction, Mr. Dalton holds no securities of the Company and is no longer an affiliate of the Company. Mr. Dalton served as Treasurer of the Company from October 3, 2016 until January 5, 2018.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Share Exchange Agreement, dated November 4, 2016, by and among the Stony Hill Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (3)

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (3)

3.1.3	Certificate of Change (3)

3.2	Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

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

STONY HILL CORP.
(Name of Registrant)

Date: February 14, 2018	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary and Treasurer (principal executive officer, principal accounting officer and principal financial officer)

