Form 10-K
period 2018-03-31
Applied BioSciences Corp.
filed 2018-06-28
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

Commission File No. 000-55523

APPLIED BIOSCIENCES CORP.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $16,832,909. At June 12, 2018, there were 10,499,610 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding.

APPLIED BIOSCIENCES CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Applied BioSciences Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products and services, (v) the Company’s ability to conduct the business if there are changes in laws, regulations, or government policies related to cannabis, (vi) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission. (“SEC”).

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Applied BioSciences Corp. was incorporated on February 21, 2014 under the laws of the State of Nevada, under the name “First Fixtures, Inc.” Under the laws of the State of Nevada, we amended our Articles of Incorporation to change our name to “Stony Hill Corp.” on October 13, 2016. On March 6, 2018, we amended our Articles of Incorporation to change our name to "Applied Biosciences Corp." From our formation on February 21, 2014 until November 4, 2016, we were engaged in the business of being an online shopping mall specializing in bathroom and kitchen fixtures and faucets. Colin Povall served as President, Treasurer and sole director from February 21, 2014, until his resignation on October 3, 2016. Concurrent with his resignation, Mr. Povall appointed Damian Marley as the President and Chief Executive Officer, and sole member of the Board of Directors, Dan Dalton as the Treasurer, and John Brady as the Secretary. On February 10, 2017, the board of directors appointed Chris Bridges as our President. Concurrent with the appointment of Mr. Bridges, Damian “Jr. Gong” Marley resigned as our President and Chief Executive Officer. Mr. Marley also resigned as a director on March 5, 2018. Effective March 9, 2017, Chris Bridges was appointed a director of the Company. John Brady was also elected a director on December 29, 2017, and replaced Dan Dalton as Treasurer on January 5, 2018. Chris Bridges and John Brady comprise the board of directors of the Company.

The Company does not have any current plans, arrangements, discussions or intentions, whether written or oral, to engage in a merger or acquisition with an identified or unidentified company or person to be used as a vehicle for a private company to become a reporting company.

From inception until we completed our reverse acquisition of Stony Hill Ventures, the principal business of being online shopping mall specializing in bathroom and kitchen fixtures and faucets.

Reverse Acquisition of Stony Hill Ventures

On November 4, 2016, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Stony Hill Ventures Corp., a Nevada corporation (“Stony Hill Ventures”), and the holders of common stock of Stony Hill Ventures. The holders of the common stock of Stony Hill Ventures consisted of 26 stockholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,840,000 shares of common stock in consideration for all the issued and outstanding shares in Stony Hill Ventures. The effect of the issuance was that Stony Hill Ventures shareholders held, at the time, approximately 73% of the issued and outstanding shares of common stock of the Company.

As a result of the share exchange, Stony Hill Ventures became a wholly-owned subsidiary of the Company.

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

Organization & Subsidiaries

We currently have one operating subsidiary, Applied Products, LLC, a Washington limited liability company.

Overview of Applied BioSciences

We are a diversified company focused on multiple areas of the medical, bioceutical and pet health industry. As a company in the bioceutical and pet health industries, the company is currently shipping to the majority of US states, as well as to multiple non-US countries. The Company is focused on select investment, consumer brands, and partnership opportunities in the recreational, health and wellness, nutraceutical, and media industries.

We have established key exclusive strategic alliances which serve to help accomplish the task of becoming the market leader. Directly and through our partners, we sell consumer products including health and wellness creams, tinctures, edibles, confections, clothing, apparel, and other various branded products.

Our principal administrative offices are located at 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212. Our website is www.appliedbiocorp.com.

Primary Business

Applied BioSciences offers a broad selection of medical and consumer products including creams, balms, tinctures, concentrates and edibles and is organized for various investments under the Applied BioSciences brand as well as to conduct any other related business and activities. Applied BioSciences is the owner and has right to intellectual property, including trademark, trade names, images, likenesses and other associated intellectual property, such as the name “Remedi”, “Remedi Plus”, “TherPet” and “Equine Care.”

We intend to:

•	establish a global medical and consumer platform and multiple brands;

•	create of platform to partner and invest in various segments in the consumer industry; and

•	establish key exclusive strategic alliances which serve to accomplish the task of becoming the market leader

We currently independently or in conjunction with third parties, sell products focused on the medical, bioceutical and pet health industry. We source products from multiple production facilities in California, Colorado, Nevada and Florida.

Remedi and Remedi Plus

The team at Remedi are based in Colorado, and is a collaboration project of hemp industry professionals. With an advisory board of scientists, physicians, farmers and extraction specialists, Remedi has launched an initial line of Hemp Infused products focused on delivery methods with proven, noticeable effects. The State Approved Industrial Hemp farms in Colorado are required to grow their crops in a Pesticide-Free Environment. On Certified Organic land, the Hemp used to create the extracts in our products is certified by the Colorado Department of Agriculture to be free of any residual chemicals.

Currently there are 3 categories of the Remedi Brand:

•	Essential – designed for everyday life with essential flavors and natural organic ingredients

•	Boost – designed for daily life infused with essential flavors, vitamins and minerals and natural additives

•	Relax – designed for relaxing and as a natural sleep aid with natural organic ingredients

TherPet

TherPet was established to create a new standard of care in the pet health industry by providing pet owners with safe, natural, veterinarian-recommended products. By placing pets over profits, TherPet delivers the highest quality cannabinoid-based nutraceuticals for cats, dogs and horses. The longer we can enrich our furry friends’ lives, the loner they can enrich ours.

TherPet Hemp Tinctures are formulated with your dog or cat’s holistic well-being as the central focus. Easily digested and dosed by the single drop, you can add this naturally-flavored supplement to your pet’s food, treats or easily right on their tongue. Beef and Peanut Butter for dogs, Chicken for Cats and Apple for Horses. Full Spectrum CBD Oil infused tinctures contain a wide range of beneficial cannabinoids and terpenes, extracted from CBD-rich industrial hemp, you will see the difference in your Pet’s quality of life.

Currently there are 3 categories of the TherPet Brand:

•	Canine – Beef and Peanut Butter Flavor

•	Feline – Chicken Flavor

•	Equine Care – Apple Flavor

Equity Investments

We have a total of $468,537 of equity investments in the following three entities: High Times, GemmaCert and Precision Cultivation Systems.

High Times

For more than 40 years, High Times has been the authoritative voice of authentic cannabis culture, including leading the fight for legalization and empowering entrepreneurs in this burgeoning industry. High Times’ content spans digital, social, video and print platforms as well as location-based events highlighted by the global Cannabis Cup franchise and the High Times Business Summit conference series.

GemmaCert

GemmaCert, based in Israel, states that it is developing the world’s first truly non-destructive detection device, which is affordable, quick and easy-to-use, for the precise testing of the composition and potency of cannabis flowers. The company’s proprietary technology features patented optical analysis and advanced imaging tools delivering the industry's most accurate quality control testing of cannabis flowers, along with integrated cloud database, sorting and labeling systems, traceable packaging, mobile apps, and more.

Precision Cultivation Systems

Precision Cultivation Systems LLC is a company which represents itself as specializing in the design, manufacture, and implementation of its patent-pending award winning proprietary high-performance plant cultivation systems. Precision Cultivation Systems proudly designs, manufactures and assembles all core system components in the United States of America from medical grade plastics. Precision Cultivation Systems has decades of expertise in commercial cultivation, environmental science, plant physiology, engineering, and manufacturing to make it possible to not just grow but to grow with precision.

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

Employees

As of the date hereof, we have 15 employees, 2 of whom are officers and directors who operate our company: Our President and director, Chris Bridges, and our Secretary, Treasurer and a director, John Brady.

Research and Development Expenditures

For the year ended March 31, 2018, we incurred no research or development expenditures.

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

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212. We believe that this space is adequate for our present operations. We do not own any real estate or other physical properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 29, 2018, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets Group Inc. under the ticker symbol APPB. Between October 25, 2016 and March 28, 2018, our shares of common stock were quoted on the OTCQB under the symbol “STNY.” Between May 19, 2016, and October 24, 2016, our shares of common stock were quoted under the stock symbol “FRRX”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Closing Bid Price Per Share
Financial Quarter Ended	High ($)	Low ($)

March 31, 2018	3.50	2.00
December 31, 2017	2.50	2.50
September 30, 2017	3.30	3.30
June 30, 2017	5.00	1.85
March 31, 2017	5.50	2.00
December 31, 2016	5.50	1.50
September 30, 2016	3.30	1.50

HOLDERS

As of June 21, 2018, there were approximately 10,499,610 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding Series A Preferred Stock and exercise of our warrants) held by approximately 44 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

There are no unreported sales of equity securities at March 31, 2018.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

As previously reported on Current Report on Form 8-K (File No. 000-55523), filed with the SEC on March 5, 2018, effective March 5, 2018, the Company consummated certain of the transactions under that certain Intellectual Property Purchase and Stock Repurchase Agreement (the “Agreement”), dated February 9, 2018, by and among the Company, Damian Marley and Daniel Dalton. Pursuant to the terms and conditions of the Agreement, the Company repurchased 3,150,000 shares of common stock of the Company from Mr. Marley for $50,000 and rights to the name Stony Hill. Additionally, the Company repurchased 2,250,000 shares of common stock of the Company from Mr. Dalton for consideration of $50,000. The transaction with Mr. Dalton was consummated on February 9, 2018, and previously disclosed in Quarterly Report on Form 10-Q File No. 000-55523), filed with SEC on February 14, 2018. In the aggregate Mr. Marley and Mr. Dalton transferred 5,400,000 shares, or approximately 40.4% of the issued and outstanding common stock issued and outstanding on February 14, 2018 and March 5, 2018, to the Company. The Company subsequently canceled all 5,400,000 shares, returning such shares to the authorized capital of the Company, as stated in the Company’s Articles of Incorporation, as amended.

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

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,830,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Stony Hill Ventures. The effect of the issuance was Stony Hill Ventures became a wholly-owned subsidiary of the Company and represents the Company’s principal business. On March 6, 2018, the Company changed its name from Stony Hill Corp. to Applied BioSciences Corp.

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

Results of Operations

Our revenue, operating expenses, and net loss from operations for our fiscal year ended March 31, 2018 as compared to our fiscal year ended March 31, 2017 were as follows:

Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017

	Fiscal Year	Fiscal Year		Percentage
	Ended	Ended		Change
	March 31, 2018	March 31, 2017	$ Change	Inc (Dec)
REVENUE
Products, net	$197,554	$18,054	$179,500	994%
Services	-	27,500	(27,500)	(100)%
	197,554	45,554	152,000	9

COST OF REVENUE, PRODUCT	155,549	6,391	149,158	2,334%

GROSS MARGIN	42,005	39,163	2,842	7%

EXPENSES
Sales and marketing	356,948	16,899	340,049	2,012%
General and administrative	953,484	141,862	811,622	572%
Reverse merger costs	-	376,366	(376,366)	(100)%
Depreciation and amortization	224,770	19,956	204,814	1,026%
Impairment of asset	893,667	-	893,667	-
TOTAL OPERATING EXPENSES	2,428,869	555,083	1,873,786	338%
NET LOSS	(2,386,864)	(515,920)	(1,870,944)	363%

Less: Net loss attributable to non controlling interest	10,763	(1,736)	12,499	(720)%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(2,376,101)	$(514,184)	$(1,858,445)	361%

Revenues: Revenue from products relate to shipments of cannabidiol (“CBD”) brand products, which we began selling in late February 2017. During our fiscal year ended March 31, 2018, we earned revenue from our CBD product lines of $197,554 as compared to $18,054 for our fiscal year ended March 31, 2017. The increase of 994% reflects a full year of sales incurred from our CBD brand products as compared to one month in fiscal 2017. In addition, during our fiscal year ended March 31, 2017, we received $27,500 from a license agreement which did not recur nor did we receive any other revenue from licenses during our fiscal year ended March 31, 2018.

Cost of Revenue: Cost of goods sold consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the fiscal year ended March 31, 2018, we incurred $155,549 of costs to purchase product which represented 80% of our product revenues. Since we began sales of CBD products in late February 2017, cost of products for fiscal year ended March 31, 2017 were minimal.

Gross Margin: For our fiscal year ended March 31, 2018, gross margin comprised entirely from sale of our CBD products and was $42,005 or 21% of our revenue. For our fiscal year ended March 31, 2017, gross margin was $39,163 which comprised $27,500 from sale of services and $11,663 from sale of our CBD products.

Sales and marketing: Sales and marketing expenses mainly comprised of advertising, public relations, events, and website marketing costs. Sales and marketing expenses increased to $356,948 for our fiscal year ended March 31, 2018 as compared to $16,899 for our fiscal year ended March 31, 2017. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs.

General and administrative: General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $811,622 to $953,484 for our fiscal year ended March 31, 2018 as compared to $141,862 for our fiscal year ended March 31, 2017. General and administrative expenses during our fiscal year ended March 31, 2018 included non-cash stock based compensation related to our issuance of stock for services to board advisory members and our CEO, which totaled approximately $598,000. The majority of the remaining increase in general and administrative expenses related to higher professional fees and general and administrative expenses incurred related to our CBD products launched in March 2017.

Reverse merger costs: In conjunction with the Share Exchange Agreement, Stony Hill Ventures paid us $325,000 and we assumed $51,366 of liabilities, which was recorded as a cost of the reverse merger.

Depreciation and amortization: Depreciation and amortization relates to depreciation of our property and equipment and the amortization of a brand that we acquired in February 2017, which was being amortized over a period of 5 years. Amortization totaled $224,770 for our fiscal year ended March 31, 2018 as compared to $19,956 for our fiscal year ended March 31, 2017.

Impairment of asset: During our fiscal year ended March 31, 2018, sales of the VitaCBD products did not meet our expectations. As such, we were not able to achieve the expected operating results from the VitaCBD brand products. As a result, we impaired the intangible asset related to the acquisition of the VitaCBD brand name and recorded an impairment charge of $893,667 which reflected the net book value of the intangible as of March 31, 2018.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for our fiscal year ended March 31, 2018 as compared to our fiscal year ended March 31, 2017 is as follows:

Net cash used in operating activities was $637,467 for our fiscal year ended March 31, 2018 as compared to $137,464 for our fiscal year ended March 31, 2017. The increase in use of cash in operations mainly related to higher general and administrative and sales and marketing expenses from our operations.

Net cash used in investing activities was $173,236 for our fiscal year ended March 31, 2018 as compared to $775,000 for our fiscal year ended March 31, 2017. The decrease primarily related to lower investments in equity and an intangible purchased during our fiscal year ended March 31, 2017, which we did not purchase a similar asset during our fiscal year ended March 31, 2018. In addition, investing activities during our fiscal year ended March 31, 2017 included reverse merger costs paid in cash of $325,000 for which we did not incur a similar cost in our fiscal year ended March 31, 2018.

Net cash provided by financing activities was $695,000 for our fiscal year ended March 31, 2018 as compared to $1,125,101 for our fiscal year ended March 31, 2017. The decrease primarily relates to less sales of our shares of our common stock offset slightly by a higher price per share obtained from our sale of common stock during our fiscal year 2018. In addition, during our fiscal year ended March 31, 2018, we paid $100,000 to repurchase 5,400,000 shares of our common stock held by two former board members.

Going Concern

Our uses of cash have been primarily for strategic investments we made and operations and marketing efforts to promote our products and company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities, as we have only recently begun to receive revenues from our principal business activities and we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared. We anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. As such, we anticipate that additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. As of the date of this Form 10-K, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives beyond the date of this Form 10-K filing without additional financing.

As reflected in the consolidated financial statements contained elsewhere is this Form 10-K, as of March 31, 2018 we had cash on hand and had an accumulated deficit of $60,934 and $2,901,933 respectively, and during our fiscal year ended March 31, 2018, we utilized cash for operations and incurred a net loss of $673,467 and $2,386,864, respectively. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2018 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the fiscal year ended March 31, 2018, we raised $795,000 through the receipt of Subscription Agreements (“Subscription”) where we sold 397,500 shares of our common stock to accredited investors at a price of $2.00 per share. As of March 31, 2018, we had cash on hand of $60,934. We estimate that such funds will not be sufficient to continue operations without obtaining additional funds. As such, we are currently working on obtaining additional funds to operate our business through and beyond the date of this Form 10-K filing. However, there can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

Applied BioSciences Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Applied Biosciences Corp.

(Formerly Stony Hill Corp.)

Beverly Hills, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Biosciences Corp. (Formerly Stony Hill Corp.) (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

We have served as the Company's auditor since 2016.

Los Angeles, California

June 28, 2018

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash	$60,934	$212,637
Accounts receivable, net	12,386	5,677
Inventory	29,074	22,699
Prepaids and other current assets	124,455	16,920
Total Current Assets	226,849	257,933

Property and equipment, net	4,441	-
Equity investments	468,537	300,000
Intangible asset, net	-	1,118,179
Other asset	5,500	-
TOTAL ASSETS	$705,327	$1,676,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$21,846	$12,297
Accrued expenses	14,039	19,287
Total Current Liabilities	35,885	31,584

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2018 and 2017	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 10,499,610 and 15,247,600 issued and outstanding at March 31, 2018 and 2017, respectively	105	152
Additional paid in capital	3,054,297	1,742,472
Common stock to be issued, 200,000 and 150,000 shares at March 31, 2018 and 2017, respectively	526,000	426,000
Accumulated deficit	(2,901,933)	(525,832)
Total Applied BioSciences Corp. Stockholders' Equity	678,469	1,642,792
Non-controlling (deficit) interest	(9,027)	1,736
Total Stockholders' Equity	669,442	1,644,528
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$705,327	$1,676,112

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31, 2018	March 31, 2017
REVENUE
Products, net	$197,554	$18,054
Services	-	27,500
	197,554	45,554

COST OF REVENUE, PRODUCT	155,549	6,391

GROSS MARGIN	42,005	39,163

EXPENSES
Sales and marketing	356,948	16,899
General and administrative	953,484	141,862
Reverse merger costs	-	376,366
Depreciation and Amortization	224,770	19,956
Impairment of asset	893,667	-
TOTAL OPERATING EXPENSES	2,428,869	555,083

NET LOSS	(2,386,864)	(515,920)

Less: Net loss attributable to non controlling interest	10,763	(1,736)
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(2,376,101)	$(517,656)

LOSS PER COMMON SHARE	$(0.16)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	15,071,417	12,046,644

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

CONSOLIDATED STATEMENTS OF STOCHOLDERS’ EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED MARCH 31, 2018 AND 2017

	Common Stock			Common Stock	Additional	Non-		Stockholders'
	$0.00001 Par		Subscription	to be	Paid In	Controlling	Accumulated	Equity
	Number	Amount	Receivable	Issued	Capital	Interest	Deficit	(Deficit)
Balance, March 31, 2016	10,090,000	$101	$(101)	$-	$-	$-	$(8,176)	$(8,176)
Payment received from stock subscription			101					101
Issuance of shares upon reverse merger	4,001,757	40			(40)			-
Issuance of common stock for cash	937,500	9			1,124,991			1,125,000
Issuance of common stock for cancellation of amount due to former CEO	18,343	-			49,524			49,524
Issuance of shares for acquisition of intangible	200,000	2			567,997			567,999
Common stock to be issued for acquisition of intangible				426,000				426,000
Net loss						1,736	(517,656)	(515,920)

Balance, March 31, 2017	15,247,600	152	-	426,000	1,742,472	1,736	(525,832)	1,644,528
Issuance of common stock for cash	347,500	3		100,000	694,997			795,000
Shares repurchased for cash and cancelled	(5,400,000)	(54)			(99,946)			(100,000)
Fair value of Shares issued to consultants for services	154,510	2			341,776			341,778
Fair value of Shares issued to Company's CEO	150,000	2			374,998			375,000
Net loss						(10,763)	(2,376,101)	(2,386,864)

Balance, March 31, 2018	10,499,610	$105	$-	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,386,864)	$(515,920)
Adjustment to reconcile net loss to net cash used in operating activities:
Costs of reverse merger	-	376,366
Fair value of shares issued to consultants	232,778	-
Fair value of shares issued to the Company's Chief Executive Officer	375,000
Depreciation	258	-
Amortization of intangible	224,512	19,956
Impairment of asset	893,667
Changes in operating assets and liabilities
Accounts receivable	(6,709)	(5,677)
Inventory	(6,375)	(16,834)
Prepaid and other current assets	1,465	(16,920)
Other asset	(5,500)	-
Accounts payable and accrued expenses	4,301	21,565
Net cash used in operating activities	(673,467)	(137,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equity investment	(168,537)	(300,000)
Acquisition of intangible asset		(150,000)
Purchase of property and equipment	(4,699)	-
Cash used in reverse merger	-	(325,000)
Net cash used in investing activities	(173,236)	(775,000)

CASH FLOW FROM FINANCING ACTIVITIES
Repurchase of shares previously issued	(100,000)	-
Issuance of common stock for cash	795,000	1,125,101
Net cash provided by financing activities	695,000	1,125,101

NET CHANGE IN CASH	(151,703)	212,637

CASH, BEGINNING OF PERIOD	212,637	-

CASH, END OF PERIOD	$60,934	$212,637

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued to consultants recorded as prepaid	$109,000	$-
Issuance of stock for intangible	$-	$988,134
Inventory acquired as part of asset purchase	$-	$5,865
Liabilities assumed in a reverse merger	$-	$51,366
Issuance of stock for extinguishment of due to former CEO	$-	$49,524

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Description of the Company

Applied BioSciences Corp. (formerly First Fixtures, Inc. and Stony Hill Corp. or the “Company”) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp and on March 6, 2018, the Company changed its name from Stony Hill Corp. to Applied BioSciences Corp. The Company is focused on multiple areas of the hemp and CBD industry. Specifically, the Company is focused on select investments, branding, real estate, and partnership opportunities in the recreational, health and wellness, nutraceutical, and media industries.

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

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,830,000 shares of common stock of the Company in consideration for all the issued and outstanding shares in Stony Hill Ventures. The effect of the issuance was Stony Hill Ventures became a wholly-owned subsidiary of the Company and represents the Company’s principal business.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the consolidated financial statements, as of March 31, 2018 the Company has incurred a net loss of $2,386,864 and used $673,467 of cash from operating activities during the fiscal year ended March 31, 2018. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the fiscal year ended March 31, 2018, the Company raised $795,000 through the sale of 497,500 aggregate shares of its common stock to accredited investors. As of March 31, 2018, cash on hand was $60,934 and management estimates that the current funds on hand will not be sufficient to continue operations without obtaining additional funds. As such, the Company is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-K filing. However, there is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Stony Hill Ventures Corp., a Nevada corporation, Applied Products LLC, a Washington limited liability company, and SH Holdings LLC and SH Products LLC, both Nevada limited liability companies. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

The carrying amounts of the Company’s financial assets and liabilities, such as accounts receivables and accounts payable approximate their fair values because of the short maturity of these instruments. The Company uses Level 3 inputs for its investments.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

Revenue Recognition

The Company receives revenue from two main sources - license fees and sale of products. For license fees, revenue arrangements provide for the payment of contractually determined monthly ongoing fees in consideration for the grant of right to use intellectual property of the Company, including trademark, trade dress, images, likenesses and other associated intellectual property. Revenue from product sales relate to shipments of cannabidiol (“CBD”) brand products. There is no right of returns other than for goods damaged during shipment.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the fiscal periods ended March 31, 2018 and 2017 amounted to $193,977 and $15,414, respectively, and were included in "General and Administrative expenses" in the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. There was no provision for inventory obsolescence necessary as of March 31, 2018 and 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and software, three years for other office equipment and computer hardware, and five years for furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset.

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of March 31, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. As of March 31, 2018 and 2017, the allowance for doubtful accounts was $2,227 and nil, respectively.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

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

On February 23, 2017, the Company consummated an Asset Purchase Agreement (the “Agreement”) with mCig, Inc. for the purchase of the VitaCBD brand name. In connection with the Agreement, the Company recorded intangible assets of $1,138,135. As of March 31, 2017, the Company did not believe there were any indicators of impairment of its intangible asset given the recent acquisition. During the fiscal year ended March 31, 2018, sales of the VitaCBD products did not meet management’s expectations and the Company was not able to achieve the expected operating results. As a result, the Company impaired the intangible asset related to the acquisition of the VitaCBD brand name and recorded an impairment charge of $893,667, representing the net book value of intangibles at March 31, 2018, after current year amortization of $224,512.

Stock Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation-Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued at the grant date and recognized over the requisite service period. The Company has not adopted a stock option plan as of March 31, 2018.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized based on the value of the vested portion of the award over the requisite service period as measured at its then- current fair value as of each financial reporting date.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

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

Segments

The Company operates in one segment for the distribution of products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt the provisions of this statement in the quarter beginning April 1, 2018. The adoption of ASU 2014-09 will not have a significant impact on the consolidated financial statements and related disclosures.

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

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2018, property and equipment consisted of computer equipment and leasehold improvements of $2,623 and $2,075, respectively, and nil as of March 31, 2017. Accumulated depreciation was $258 as of March 31, 2018 and totaled $258 for fiscal year ended March 31, 2018.

NOTE 4 – EQUITY INVESTMENTS

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	March 31, 2018	March 31, 2017
(A) Cannabi-Tech Ltd.	$68,537	$50,000
(B) Hightimes Holdings Corp.	250,000	250,000
(C) Precision Cultivation Systems, LLC	50,000	-
(D) Bailey Venture Partners XII LLC	100,000	-
	$468,537	$300,000

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. In October 2017, the Company purchased7,309 shares of Preferred A-1 stock of Cannabi at a price of $2.536 per share for total investment of $18,537. As of March 31, 2018, total investment amounted to $68,537, which accounts for less than 5% in Cannabi. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers.

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

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments. The Company recorded this investment at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost.

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost. As of March 31, 2018, costs of these investments approximates their fair value.

NOTE 5 – ACQUISITION OF INTANGIBLE ASSET

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) for a total purchase price of $1,144,000, consisting of the issuance of an aggregate of 350,000 shares of common stock valued at $994,000, and cash of $150,000. Of the 350,000 shares of common stock consideration, 150,000 shares with total fair value of $426,000 have not been issued as of March 31, 2018. Upon acquisition, the Company recorded an intangible asset of $1,138,135 consisting of the Vita CBD brand name and $5,865 of inventory received from mCig. The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail brand products that include CBD tinctures, ejuices, edibles, islates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets.

The intangible was being amortized over a period of 5 years, the estimated life of the brand acquired. Unamortized balance of the intangible asset was $1,118,179 at March 31, 2017. During the year ended March 31, 2018, the Company recorded additional amortization of $224,512. During the fiscal year ended March 31, 2018, sales of the VitaCBD products did not meet management’s expectations and the Company was not able to achieve the expected operating results from VitaCBD products. As a result, the Company impaired the intangible asset related to the acquisition of the VitaCBD brand name and recorded an impairment charge of $893,667, which was the net book value of the intangible as of March 31, 2018.

In accordance with the Asset Purchase Agreement, if the average common stock market price of the Company’s common stock held by mCig falls below $1.57 per share, or $550,000 total value (“Market Value”), during any 7-day period during the first year following the Second Stock Issuance (May 24, 2017), then the Company is obligated to issue to mCig additional shares of the Company’s common stock to increase the then Market Value held by mCig to $550,000. As of March 31, 2018, the trading price of common stock held by mCig was above the Market Value threshold and after May 24, 2018, this contingency expired.

NOTE 6 – RELATED PARTY TRANSACTIONS

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the fiscal year ended March 31, 2018 and 2017.

NOTE 7 – EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.00001 par value, undesignated Preferred Stock. As of March 31, 2018, the Company has not issued any shares of Preferred Stock nor has the Company designated any class of Preferred Stock.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

Stock Subscriptions

During the fiscal year ended March 31, 2018, the Company sold 397,500 shares of common stock, of which 347,500 had been issued as of March 31, 2018 and 50,000 shares were reflected in Common Stock to be Issued in the Consolidated Balance Sheets. The shares were issued at a price of $2.00 per share for total proceeds of $795,000 pursuant to a private placement Subscription Agreement with accredited investors. The Subscription Agreement offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

During the current fiscal year ended March 31, 2018, the Board of Directors appointed three (3) independent Advisors, non-Board, and non- employees to the Advisory Board. In connection with appointments to the Advisory Board, the Company entered into three (3) separate Advisory Board Agreements (the “Agreements”) with the Advisors dated effective May 1, 2017, November 1, 2017 and January 15, 2018, respectively. Two (2) of the Advisors are entitled to an annual consulting fee of $50,000 worth of shares of the Company’s common stock, for a term of 3 years, while the remaining Advisor is entitled to 20,000 shares of the Company’s common stock for a term of 6 months. During the current fiscal year ended March 31, 2018, the Company issued an aggregate of 94,510 shares of the Company’s common stock to the Advisors. The aggregate fair value of the 94,510 shares granted to Advisors was $194,000 as of March 31, 2018, which is being recognized as expense ratably over their respective terms. Concurrently, the Company recorded an expense of $85,000, during the current fiscal year ended March 31, 2018, which was included in general and administrative expenses in the accompanying Consolidated Statements of Operations. The remaining balance of the total fair value of shares issued shares of $109,000 was recognized as prepaid expense in the accompanying Consolidated Balance Sheets as of March 31, 2018 and will be amortized over their respective terms. Either party may terminate the Consulting Agreement at any time by providing a ten-day written notice prior of such termination.

Financial Advisory Services Agreement

On November 1, 2017, the Company entered into a Financial Advisory Consulting Services Agreement (the “Agreement”) whereby the Company hired an advisor to provide certain financial advisory services. The term of the agreement is segmented into two segments with the first segment ended on January 31, 2018 with a term of 3 months and the second segment expiring on October 31, 2018 with a term of 9 months. Under the first segment and second segment, the Company is required to issue 40,000 and 22,222 shares of the Company’s restricted common stock, respectively. Such shares are deemed to be earned and vested on November 1, 2018 and February 1, 2018, respectively. During the current fiscal year ended March 31, 2018, the Company issued the 40,000 shares due under the first segment valued at $88,000. No shares were issued under the second segment; however, the Company estimated the fair value of the 22,222 shares under the segment to be approximately $44,000 based on the fair value of the Company’s common stock at March 31, 2018, and recognized expense of $9,778 for the fiscal year then ended. As such, total expense under the Agreement was $97,778, which was reflected in the general and administrative expenses in the accompanying consolidated statements of operations.

In accordance with the Agreement, if the Company’s average closing price of its stock falls below $2.25 (“threshold price per share”) on a split adjusted basis within a period of 90 days before and including May 4, 2018 and August 1, 2018, respectively, the Company will be required to issue an adjusted number of shares based on a set formula defined in the Agreement.

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

Shares Issued for Services

In March 2018, the Company issued 20,000 shares of its common stock value at $2.50 per share on date of issuance in exchange for consulting services provided from September 2017 to January 2018. The value of these shares, $50,000, was reflected in general and administrative expenses in the accompanying Consolidated Statements of Operation.

Shares Issued to CEO

In March 2018, the Company issued 150,000 shares of its common stock at a price of $2.50 per share on date of issuance related to services provided by the Company’s CEO. The value of these shares, $375,000, was reflected in general and administrative expenses in the accompanying Consolidated Statements of Operation.

Repurchase of Shares

Effective March 5, 2018, Stony Hill Corp. consummated certain transactions under an Intellectual Property Purchase and Stock Repurchase Agreement (the “Agreement”), dated February 9, 2018, by and among the Company, Damian Marley and Daniel Dalton. Pursuant to the terms and conditions of the Agreement, the Company repurchased 3,150,000 shares of common stock of the Company from Mr. Marley for $50,000 and rights to the name Stony Hill. Additionally, per terms of the Agreement the Company repurchased 2,250,000 shares of common stock of the Company from Mr. Dalton for consideration of $50,000. In the aggregate Mr. Marley and Mr. Dalton transferred 5,400,000 shares, or approximately 40.4% of the then issued and outstanding common stock to the Company. The Company subsequently canceled all 5,400,000 shares.

NOTE 8 – INCOME TAXES

The Company has no tax provision for any period presented due to its history of operating losses. As of March 31, 2018, the Company had net operating loss carry forwards of approximately $2.0 million that may be available to reduce future years' taxable income through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization of the Company’s net deferred tax assets of approximately $580,000 was not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to tax loss carry-forward.

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2018	March 31, 2017
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$580,000	$524,000
Less valuation allowance	(580,000)	(524,000)
Deferred tax assets, net of valuation allowance	$-	$-

APPLIED BIOSCIENCES CORP. (FORMERLY KNOWN AS STONY HILL CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2018 AND 2017

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended March 31, 2018	For the reporting period ended March 31, 2017

Federal statutory income tax rate	31.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(31.0)	(34.0)

Effective income tax rate	0.0%	0.0%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2018, no liability for unrecognized tax benefits was required to be recorded.

NOTE 9 – COMMITMENT AND CONTINGENCIES

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

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Stock Subscriptions

In April 2018, the Company sold 12,500 shares of common stock at a price of $2.00 per share for total proceeds of $25,000. The shares were issued pursuant to a private placement Subscription Agreement with accredited investors. The Subscription Agreement offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of members of our management, including our President (who is our principal executive officer) and our Secretary (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our President and our Secretary have concluded, based on their evaluation, that as of March 31, 2018, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the President and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Marketing and Distribution Agreement with MTN Distribution LLC

On June 19, 2018, the Company announced that it had entered into a Marketing and Distribution Agreement (the “Marketing and Distribution Agreement”), dated May 30, 2018, with MTN Distribution LLC, a Colorado limited liability company (“MTN Distribution”). Under the terms and conditions of the Marketing and Distribution Agreement, the Company is the exclusive distributor and reseller of CanaGel products in the United States and Canada, for a term of two years.

Regulation FD Disclosure

On June 19, 2018, the Company issued a press regarding Marketing and Distribution Agreement with MTN Distribution. A copy of the press release is attached hereto as Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

The information contained in the Regulation FD Disclosure section of this Item 9B referenced herein is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference in any filing under the Securities Act of 1933, as amended, unless we expressly incorporate such information by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of March 31, 2018 are as follows:

Name	Age	Positions

Chris Bridges	39	President and Director
John Brady	52	Secretary, Treasurer and Director

Chris Bridges, age 39

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

John Brady, age 52

Secretary

John Brady has served as the Secretary of the Company since October 3, 2016, and as our Treasurer since January 5, 2018. Mr. Brady spent the first part of his career as a broker and owner of a boutique investment banking brokerage firm. For the past 12 years, he been an independent consultant, advising on strategic business planning. Mr. Brady attended Brooklyn College from 1983 to 1987.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

As of March 31, 2018, the Company has no significant employees, other than its officers and directors acting in such capacity.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2018, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers for the fiscal years ended March 31, 2018 and 2017:

					Non-Equity Incentive	Nonqualified
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Damian	2018	0	0	0	0	0	0	0	0
Marley (1)	2017	0	0	0	0	0	0	0	0

Chris	2018	0	0	0	0	0	0	0	0
Bridges (2)	2017	0	0	0	0	0	0	0	0

John	2018	0	0	0	0	0	0	0	0
Brady (3)	2017	0	0	0	0	0	0	0	0

Dan	2018	0	0	0	0	0	0	0	0
Dalton (4)	2017	0	0	0	0	0	0	0	0

____________

(1)	Served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017. Served as director from October 3, 2016, until March 5, 2018.
(2)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(3)	Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018.
(4)	Served as Treasurer from October 3, 2016, to January 5, 2018.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2018.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended March 31, 2018.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended March 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Damian Marley (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chris Bridges (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

John Brady (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Dan Dalton (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

___________

(1)	Served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017. Served as director from October 3, 2016, until March 5, 2018.
(2)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(3)	Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018.
(4)	Served as Treasurer from October 3, 2016, to January 5, 2018.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended March 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Damian Marley (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chris Bridges (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Brady (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	Served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017. Served as director from October 3, 2016, until March 5, 2018.
(2)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(3)	Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,499,610 shares of our common stock issued and outstanding as of March 31, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Chris Bridges (3)	168,343	1.6%
Common Stock	John Brady (4)	2,000,000	19.0%
Common Stock	SBS Family Trust (5)	1,800,000	17.1%
All directors and executive officers as a group (2 persons)		2,168,343	20.6%

_____________

(1)	Calculated based on 10,499,610 shares of common stock issued and outstanding on March 31, 2018.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212.
(3)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(4)

Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018. 1,600,000 shares held by John R. Brady Living Trust, and 400,000 shares held by Equinox Consulting LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously reported on Current Report on Form 8-K (File No. 000-55523), filed with the SEC on March 5, 2018, effective March 5, 2018, the Company consummated certain of the transactions under that certain Intellectual Property Purchase and Stock Repurchase Agreement (the “Agreement”), dated February 9, 2018, by and among the Company, Damian Marley and Daniel Dalton. Pursuant to the terms and conditions of the Agreement, the Company repurchased 3,150,000 shares of common stock of the Company from Mr. Marley for $50,000 and rights to the name Stony Hill. Additionally, the Company repurchased 2,250,000 shares of common stock of the Company from Mr. Dalton for consideration of $50,000. The transaction with Mr. Dalton was consummated on February 9, 2018, and previously disclosed in Quarterly Report on Form 10-Q File No. 000-55523), filed with SEC on February 14, 2018. In the aggregate Mr. Marley and Mr. Dalton transferred 5,400,000 shares, or approximately 40.4% of the issued and outstanding common stock issued and outstanding on February 14, 2018 and March 5, 2018, to the Company. The Company subsequently canceled all 5,400,000 shares, returning such shares to the authorized capital of the Company, as stated in the Company’s Articles of Incorporation, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2018 and 2017, the total fees charged to the Company for audit services, including quarterly reviews were $41,000 and $35,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
2.1

Share Exchange Agreement, dated November 4, 2016, by and among the Applied BioSciences Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (3)

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (3)
3.1.3	Certificate of Change (3)
3.1.4	Certificate of Amendment (4)
3.2	Bylaws (2)
10.1	Marketing and Distribution Agreement, dated May 30, 2018, by and between the Company and MTN Distribution LLC, a Colorado limited liability company
21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated June 19, 2018

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on April 13, 2018.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: June 28, 2018	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary (principal executive officer, principal accounting officer and principal financial officer)

Date: June 28, 2018	By:	/s/ Chris Bridges
	Name:	Chris Bridges

