Form 10-Q
period 2018-06-30
Applied BioSciences Corp.
filed 2018-08-14
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

_______________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2018 there were 10,664,610 shares of common stock, $0.00001 par value per share, outstanding.

APPLIED BIOSCIENCES CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Applied Biosciences Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$3,398	$60,934
Accounts receivable, net of allowance of $724 and $2,227 at June 30, 2018 (unaudited) and March 31, 2018, respectively	13,805	12,386
Inventory	54,393	29,074
Prepaids and other current assets	97,850	124,455
Total Current Assets	169,446	226,849

Property and equipment, net	4,148	4,441
Equity investments	627,466	468,537
Other asset	5,500	5,500

TOTAL ASSETS	$806,560	$705,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$35,054	$21,846
Convertible note payable, net of debt discount of $26,906 at June 30, 2018	2,594	-
Accrued expenses	120,596	14,039
Total Current Liabilities	158,244	35,885
Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2018 (unaudited) and March 31, 2018	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 10,664,610 and 10,499,610 issued and outstanding at June 30, 2018 (unaudited) and March 31, 2018, respectively	107	105
Additional paid in capital	3,414,000	3,054,297
Common stock to be issued, 272,640 and 200,000 shares at June 30, 2018 (unaudited) and March 31, 2018, respectively	546,926	526,000
Accumulated deficit	(3,297,434)	(2,901,933)
Total Applied BioSciences Corp. Stockholders' Equity	663,599	678,469
Non-controlling deficit	(15,283)	(9,027)
Total Stockholders' Equity	648,316	669,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,560	$705,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
PRODUCT REVENUE, NET	$10,434	$55,332

COST OF REVENUE, PRODUCT	17,758	37,946

GROSS (LOSS) MARGIN	(7,324)	17,386

EXPENSES
Sales and marketing	344,044	19,565
General and administrative	207,146	138,897
Depreciation and Amortization	293	56,128
TOTAL OPERATING EXPENSES	551,483	214,590
OPERATING LOSS	(558,807)	(197,204)

Other Income (Expense)
Unrecognized gain on equity investments	158,929	-
Interest Expense	(1,879)	-
NET LOSS	(401,757)	(197,204)
Less: Net loss attributable to non controlling interest	6,256	(1,196)
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(395,501)	$(198,400)

LOSS PER COMMON SHARE	$(0.04)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	10,499,610	15,397,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

	Common Stock $0.00001 Par		Common Stock to be	Additional Paid In	Non-Controlling	Accumulated	Stockholders'
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2018	10,499,610	$105	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442
Issuance of common stock
previously committed but
not issued	50,000	1	(100,000)	99,999			-
Issuance of common stock
for cash			75,000				75,000
Fair value of shares issued to consultant
for services	90,000	1	45,926	179,999			225,926
Fair value of shares issued to advisory
board member	25,000	-		51,000			51,000
Beneficial conversion feature associated
with a convertible note				28,705			28,705
Net loss					(6,256)	(395,501)	(401,757)

Balance, June 30, 2018 (unaudited)	10,664,610	$107	$546,926	$3,414,000	$(15,283)	$(3,297,434)	$648,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(401,757)	$(197,204)
Adjustment to reconcile net loss to net cash used in operating activities:
Unrecognized gain on equity investments	(158,929)
Non-cash interest expense	1,799	-
Fair value of shares issued to consultants	193,760	50,000
Depreciation	293	-
Amortization of intangible	-	56,128
Changes in operating assets and liabilities
Accounts receivable	(1,419)	(7,163)
Inventory	(25,319)	8,611
Prepaid and other current assets	109,771	6,746
Accounts payable and accrued expenses	119,765	21,496
Net cash used in operating activities	(162,036)	(61,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equity investment	-	(50,000)
Net cash used in investing activities	-	(50,000)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of convertible note	29,500	-
Issuance of common stock for cash	75,000	-
Net cash provided by financing activities	104,500	-

NET CHANGE IN CASH	(57,536)	(111,386)

CASH, BEGINNING OF PERIOD	60,934	212,637

CASH, END OF PERIOD	$3,398	$101,251

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued to consultants recorded as prepaid	$83,166	$-
Fair value of beneficial conversion feature related to issuance of convertible notes	$28,705	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of the Company

Applied BioSciences Corp. (formerly First Fixtures, Inc.) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp and on March 6, 2018, the Company changed its name from Stony Hill Corp. to Applied BioSciences Corp. The Company is a diversified company focused on multiple areas of the medical, bioceutical and pet health industry. As a company in the bioceutical and pet health industries, the company is currently shipping to the majority of US states, as well as to multiple non-US countries. The Company is focused on select investment, consumer brands, and partnership opportunities in the recreational, health and wellness, nutraceutical, and media industries.

We have established key exclusive strategic alliances which serve to help accomplish the task of becoming the market leader. Directly and through our partners, we sell consumer products including health and wellness creams, tinctures, edibles, confections, clothing, apparel, and other various branded products.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2019, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2018, which are included in the Company’s Report on Form 10-K for such year filed on June 28, 2018.

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $401,757 and used $162,036 of cash in operating activities during the three months ended June 30, 2018. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2018 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the three months ended June 30, 2018, the Company sold 37,500 shares of its common stock at a price of $2.00 per share for total proceeds of $75,000 and issued a convertible note in the amount of $29,500 both in private placements to accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Applied Products LLC, VitaCBD LLC, an 80% owned entity, both Washington limited liability companies and SHL Management LLC, a Nevada limited liability company. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

Reclassification of Certain Prior Year Information

The Company has reclassified prior year sales and marketing expenses of $19,565 that were previously included in general and administrative expenses in the condensed consolidated statements of operations to conform to the current year presentation. The reclassification of sales and marketing expenses had no impact on net loss or cash flows.

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

Revenue Recognition

The Company adopted the guidance of ASC 606 on April 1, 2018, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the three months ended June 30, 2018 and 2017 amounted to $344,044 and $19,565, respectively, and are included in "Sales and Marketing expenses" in the Condensed Consolidated Statements of Operations. The majority of these costs were related to stock issuance to a third party.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(unaudited)

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

Investments

Through March 31, 2018, the Company used either the equity method or the cost method of accounting. The Company used the equity method for unconsolidated equity investments in which the Company was considered to have significant influence over the operations of the investee. The Company used the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value.

On April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, the Company measures its equity investments at their fair value at end of each reporting period.

Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity investments" on the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

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

NOTE 3 – INVESTMENT

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5%. As of March 31, 2018, these investments were recorded at their cost basis. On April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, and as such, these investments were recorded at their market value as of June 30, 2018. The investments consist of the following:

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(unaudited)

	June 30, 2018	March 31, 2018
(A) Cannabi-Tech Ltd.	$68,537	$68,237
(B) Hightimes Holdings Corp.	408,929	250,000
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC	100,000	100,000
	$627,466	$468,537

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. In October 2017, the Company purchased 7,309 shares of Preferred A-1 stock of Cannabi at a price of $2.536 per share for total investment of $18,537. As of March 31, 2018, total investment amounted to $68,537, which accounts for less than 5% in Cannabi. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers. The fair value of the investment at June 30, 2018 approximated its cost basis.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com. As of June 30, 2018, the Company was able to obtain observable evidence that the investment had a market value of $6.87 per share, or an aggregate value of $408,929. As such, the Company recorded an unrecognized gain from the change in market value of $158,929 during the period ended June 30, 2018.

(C) In June 2017, the Company entered in a Subscription Agreement to purchase 0.5% interest in Precision Cultivation Systems, LLC (“Precision”), a limited liability private company incorporated in Delaware, for a purchase price of $50,000. Precision is developing a growth system that capitalizes on a patent-pending cultivation method that utilizes proprietary irrigation and root zone conditioning. As part of the Subscription Agreement, $42,500 of the investment is subject to repayment on a pro-rata basis with other investors who have entered into similar Subscription Agreements. Amounts subject to repayment are solely at the discretion of Precision. The fair value of the investment at June 30, 2018 approximated its cost basis.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments. The Company recorded this investment at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost. The fair value of the investment at June 30, 2018 approximated its cost basis.

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost, and as of April 1, 2018, will adjust the cost basis to market at the end of each reporting period. Dividends, if any, will be recognized when received.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(unaudited)

NOTE 4 – CONVERTIBLE NOTE

In June 2018, the Company issued two separate 8% Convertible Promissory Notes (“Notes”) having a total available principal amount of $50,000 each of which the Company borrowed $29,500 as of June 30, 2018. All outstanding principal together with interest on this Note is due and payable on December 31, 2018. The note holder, at its sole discretion and election, may convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00. As the conversion price of $1.00 reflected a price discount below the fair market value of the Company’s common stock as of the date of the receipt of proceeds, there was deemed a beneficial conversion feature associated with these Notes. As such, the Company recorded $28,705 in additional paid-in capital and debt discount representing the intrinsic value of the beneficial conversion feature at the date of the borrowing against the Notes. The value of the beneficial conversion feature is being amortized over the term of the Notes of which $1,201 was amortized and reflected as interest expense for the three months ended June 30, 2018. As of June 30, 2018, the unamortized debt discount was $26,906. As of June 30, 2018, the balance of the $29,500 note, net of the unamortized discount of $26,906 was $2,594.

NOTE 5 – RELATED PARTY TRANSACTIONS

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the three months ended June 30, 2018.

NOTE 6 – EQUITY

Common Stock to be Issued

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) consisting of the issuance of an aggregate of 350,000 shares of common stock. Of the 350,000 shares of common stock consideration, 150,000 shares or $426,000 have not been issued as of March 31, 2018 and have been included in “Common stock to be issued” in the accompanying condensed consolidated statement of stockholders equity.

During the three months ended June 30, 2018, the Company issued 50,000 shares of common stock valued at $100,000 which had not been issued as March 31, 2018 and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders equity.

During the three months ended June 30, 2018, the Company sold 37,500 shares of common stock which had not been issued as of June 30, 2018 and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders equity. The shares were issued at a price of $2.00 per share for total proceeds of $75,000 pursuant to a private placement Subscription Agreement with accredited investors. The Subscription Agreement offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

During the current period ended June 30, 2018, the Company appointed another Advisor to the Advisory Board, which entitled him to an annual consulting fee 25,000 shares of the Company’s stock for a term of 6 months, with total fair value of $51,000.

Shares Issued for Services

During the three months ended June 30, 2018, the Company issued 90,000 shares of its common stock to two separate consultants with terms of consulting agreements ranging from six to twelve months. The fair value of these shares totaled $180,000, and was recognized as general and administrative expenses during the three months ended June 30, 2018.

During the three months ended June 30, 2018, the Company granted 22,407 shares of its common stock to two consultants, with terms of consulting agreements ranging from six to twelve months. The fair value of these shares totaled $45,926 and was recognized as general and administrative expenses during the three months ended June 30, 2018. The 22,407 shares of common stock had not been issued as June 30, 2018 and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders equity.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIODS ENDED JUNE 30, 2018 AND 2017

(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Convertible Note

On August 1, 2018, the Company issued an 8% Convertible Promissory Note (“Note”) having a total available principal amount of $100,000. All outstanding principal together with interest on this Note is due and payable on December 31, 2018. The note holder, at it sold discretion and election, may convert any part or all of the then outstanding principal and/or interest on this Note into shares of common stock of the Company at a fixed price per share of $1.00. As the conversion price of $1.00 reflected a price discount below the fair market value of the Company’s common stock as of the date of the receipt of proceeds, the Company will record a deemed a beneficial conversion feature associated with this Note.

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

Results of Operations

Our revenue, operating expenses, and net loss from operations for our three months ended June 30, 2018 as compared to our three months ended June 30, 2017 were as follows:

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months	Three Months
	Ended	Ended		Percentage
	June 30, 2018	June 30, 2017	$ Change Inc (Dec)	Change Inc (Dec)

PRODUCT REVENUE, NET	$10,434	$55,332	$(44,898)	(81)%

COST OF REVENUE, PRODUCT	17,758	37,946	(20,188)	(53)%

GROSS (LOSS) MARGIN	(7,324)	17,386	(24,710)	(142)%

EXPENSES
Sales and marketing	344,044	19,565	324,479	1658%
General and administrative	207,146	138,897	68,249	49%
Depreciation and Amortization	293	56,128	(55,835)	(99)%
TOTAL OPERATING EXPENSES	551,483	214,590	336,893	157%
OPERATING LOSS	(558,807)	(197,204)	(361,603)	183%

Other Income (Expense)

Unrecognized gain on equity investments	158,929	-	158,929	-
Interest Expense	(1,879)	-	(1,879)	-
NET LOSS	(401,757)	(197,204)	(361,603)	183%
Less: Net loss attributable to non controlling interest	6,256	(1,196)	7,452	(623)%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(395,501)	$(198,400)	$(354,151)	179%

Revenues: Revenue from products relate to shipments of cannabidiol (“CBD”) brand products. During the three months ended June 30, 2018, we earned revenue from our product lines of $10,434 as compared to $55,332 for the three months ended June 30, 2017. The decrease of $44,898 relates to our efforts to replace then existing CBD products and changed our product lines and branding to our new Remedi, TherPet and CanaGel products. This required our change in marketing, branding, labeling and warehousing which ultimately caused sales to temporarily slow until we relaunched our new CBD products during our quarter ended June 30, 2018.

Cost of Goods Sold: Cost of goods sold consists of purchases of CBD product inventory for sale. During the three months ended June 30, 2018, we incurred $17,758 of costs primarily related to product purchases and labeling of new products as compared to $37,946 for the three months ended June 30, 2017. The decrease of $20,188 reflects our refocus and launch of new products during our quarter ended June 30, 2018.

Gross (Loss) Margin: Gross (loss) margin comprised from our sale of products and was a gross loss of $7,324 for the three months ended June 30, 2018 as compared to a gross margin of $17,386 for the three months ended June 30, 2017. The decrease of $24,710 reflects our refocus and launch of new products during our quarter ended June 30, 2018.

Sales and Marketing: Sales and marketing expenses mainly comprised of advertising, public relations, events, and website marketing costs. Sales and marketing expenses increased $324,479 to $344,044 for the three months ended June 30, 2018 as compared to $19,565 for the three months ended June 30, 2017. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs. The majority of these expenses are related to stock issuance and a non-cash expense.

General and Administrative: General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $68,249 to $207,146 for the three months ended June 30, 2018 as compared to $138,897 for the three months ended June 30, 2017. The majority of the increase related to higher professional fees and general and administrative expenses.

Depreciation and Amortization: Depreciation expense was $293 for the three months ended June 30, 2018 as compared to $59,128 for the three months ended June 30, 2017. The decrease relates to amortization during our three months ended June 30, 2017 related to a brand that we acquired in February 2017, which was fully expensed during our fiscal year ended March 31, 2018. We did not own any similar intangibles that required amortization during the three months ended June 30, 2018.

Unrecognized Gain on Equity Investments: As of June 30, 2018, we were able to obtain observable evidence that an investment we own had increased by $2.67 per share for an aggregate value of $408,929, which was $158,929 higher than our original purchase price for this investment. As such, we recorded an unrecognized gain from the change in market value of $158,929 during the three months ended June 30, 2018.

Interest Expense: During the three months ended June 30, 2018, we recorded $1,879 of interest costs related to a convertible note that we entered into in June 2018.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the three months ended June 30, 2018 is as follows:

Net cash used in operating activities was $162,036 for the three months ended June 30, 2018 as compared to $61,386 for the three months ended June 30, 2017. The increase in use of cash in operations mainly related to higher general and administrative and sales and marketing expenses from our operations.

Net cash used in investing activities was nil during the three months ended June 30, 2018 as compared to $50,000 during the three months ended June 30, 2017, which comprised of a $50,000 equity investment we made during that period.

Net cash provided by financing activities for the three months ended June 30, 2018 was $104,500 as compared to $nil for the three months ended June 30, 2017. The amounts received during our three months ended June 30, 2018 related to $75,000 from proceeds from the sale of shares of our common stock and $29,500 received from a convertible note.

Going Concern

Our uses of cash have been primarily for strategic investments we made and operations and marketing efforts to promote and develop our products and company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities, as we have only recently begun to receive revenues from our principal business activities and we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared. We anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. As such, additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. As of the date of this Form 10-Q, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives beyond the date of this Form 10-Q filing without additional financing.

As reflected in the condensed consolidated financial statements contained elsewhere is this Form 10-Q, as of June 30, 2018 we had cash on hand and had an accumulated deficit of $3,398 and $3,297,434, respectively, and during the three months ended June 30, 2018, we utilized cash for operations and incurred a net loss of $162,036 and $401,757, respectively. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2018 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the three months ended June 30, 2018, we raised $75,000 through the receipt of Subscription Agreements (“Subscription”) where we sold 37,500 shares of our common stock to accredited investors at a price of $2.00 per share. We also received during the three months ended June 30, 2018 $29,500 from the issuance of a convertible note. As of June 30, 2018, we had cash on hand of $3,398. We estimate that such funds will not be sufficient to continue operations without obtaining additional funds. As such, we are currently working on obtaining additional funds to operate our business through and beyond the date of this Form 10-Q filing. However, there can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: August 14, 2018	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President (principal executive officer)

Date: August 14, 2018	By:	/s/ John Brady
	Name:	John Brady
	Title:	Secretary (principal accounting officer and principal executive officer)

