Form 10-Q
period 2018-09-30
Applied BioSciences Corp.
filed 2018-11-14
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2018 there were 11,772,113 shares of common stock, $0.00001 par value per share, outstanding.

APPLIED BIOSCIENCES CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
ASSETS	(unaudited)
Current Assets
Cash	$6,924	$60,934
Accounts receivable, net of allowance of nil and $2,227 at September 30, 2018 (unaudited) and March 31, 2018, respectively	11,065	12,386
Inventory	51,672	29,074
Prepaids and other current assets	54,455	124,455
Total Current Assets	124,116	226,849

Property and equipment, net	3,855	4,441
Equity investments	873,300	468,537
Other asset	5,500	5,500

TOTAL ASSETS	$1,006,771	$705,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$39,749	$21,846
Convertible note payable, net of debt discount of $85,890 at September 30, 2018	78,610	-
Accrued expenses	238,029	14,039
Total Current Liabilities	356,388	35,885
Stockholders’ Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none
issued and outstanding at September 30, 2018 (unaudited) and March 31, 2018	-	-
Common stock; $0.00001 par value; 200,000,000 shares
authorized; 10,677,110 and 10,499,610 issued and outstanding at
September 30, 2018 (unaudited) and March 31, 2018, respectively	107	105
Additional paid in capital	3,538,900	3,054,297
Common stock to be issued, 212,000 and 263,000 shares at
September 30, 2018 (unaudited) and March 31, 2018, respectively	537,852	526,000
Accumulated deficit	(3,407,857)	(2,901,933)
Total Applied BioSciences Corp. Stockholders’ Equity	669,002	678,469
Non-controlling interest	(18,619)	(9,027)
Total Stockholders’ Equity	650,383	669,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,771	$705,327

 The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
PRODUCT REVENUE, NET	$48,966	$61,279	$59,400	$116,611

COST OF REVENUE, PRODUCT	42,400	52,443	60,158	90,389

GROSS MARGIN (LOSS)	6,566	8,836	(758)	26,222

EXPENSES
Sales and marketing	111,393	45,496	455,437	65,061
General and administrative	188,052	84,619	395,198	223,516
Depreciation and Amortization	292	56,128	585	112,256
TOTAL OPERATING EXPENSES	299,737	186,243	851,220	400,833
OPERATING LOSS	(293,171)	(177,407)	(851,978)	(374,611)
Other Income (Expense)
Unrealized gain on equity investments	245,834	-	404,763	-
Interest Expense	(66,422)	-	(68,301)	-
Total other income, net	179,412	-	336,462	-
NET LOSS	(113,759)	(177,407)	(515,516)	(374,611)
Less: Net loss (income) attributable to non controlling interest	3,336	57	9,592	(1,139)
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(110,423)	$(177,350)	$(505,924)	$(375,750)

LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	10,677,110	15,320,154	10,617,332	15,268,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Common Stock $0.00001 Par		Common Stock to be	Additional Paid In	Non- Controlling	Accumulated	Stockholders’
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2018	10,499,610	$105	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442

Issuance of common stock previously committed but not issued	50,000	1	(100,000)	99,999			-

Issuance of common stock for cash	12,500		50,000	25,000			75,000

Fair value of shares issued to consultant for services	90,000	1	61,852	179,999			241,852

Fair value of shares issued to advisory board member	25,000	-		51,000			51,000

Beneficial conversion feature associated with a convertible note				128,605			128,605

Net loss					(9,592)	(505,924)	(515,516)
Balance, September 30, 2018 (unaudited)	10,677,110	$107	$537,852	$3,538,900	$(18,619)	$(3,407,857)	$650,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(515,516)	$(374,611)
Adjustment to reconcile net loss to net cash used in operating activities:
Unrealized gain on equity investments	(404,763)
Amortization of debt discount	42,715	-
Fair value of shares issued to consultants	255,352	50,000
Depreciation	586	-
Amortization of intangible	-	112,256
Changes in operating assets and liabilities
Accounts receivable	1,321	(3,392)
Inventory	(22,598)	(7,648)
Prepaid and other current assets	107,500	1,382
Accounts payable and accrued expenses	241,893	11,805
Net cash used in operating activities	(293,510)	(210,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equity investment	-	(50,000)
Net cash used in investing activities	-	(50,000)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of convertible note	164,500	-
Issuance of common stock for cash	75,000	195,055
Net cash provided by financing activities	239,500	195,055

NET CHANGE IN CASH	(54,010)	(65,153)

CASH, BEGINNING OF PERIOD	60,934	212,637

CASH, END OF PERIOD	$6,924	$147,484

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued to consultants recorded as prepaid	$37,500	$-
Fair value of beneficial conversion feature related to issuance of convertible notes	$128,605	$-
Increase in cash held in trust account from sale of common stock	$-	$499,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $515,516 and used $293,510 of cash in operating activities during the six months ended September 30, 2018. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2018 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the six months ended September 30, 2018, the Company sold 37,500 shares of its common stock to accredited investors at a price of $2.00 per share for total proceeds of $75,000 and issued three separate convertible notes for a total amount of $164,500 both in private placements to accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Reclassification of Certain Prior Year Information

The Company has reclassified prior year sales and marketing expenses of $45,496 and $65,061 for the three and six months ended September 30, 2017, respectively, that were previously included in general and administrative expenses in the condensed consolidated statements of operations to conform to the current year presentation. The reclassification of sales and marketing expenses had no impact on net loss or cash flows.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the three and six months ended September 30, 2018 amounted to $111,392 and $455,437, respectively, and $45,496 and $65,061 for the three and six months ended September 30, 2017 and are included in “Sales and Marketing expenses” in the Condensed Consolidated Statements of Operations.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

Investments accounted for as above are included in the caption “Equity investments” on the Condensed Consolidated Balance Sheets.

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

NOTE 3 – INVESTMENTS

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5%. As of March 31, 2018, these investments were recorded at their cost basis. On April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, and as such, these investments were recorded at their market value as of September 30, 2018. The investments consist of the following:

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

	September 30, 2018	March 31, 2018
(A) Cannabi-Tech Ltd.	$68,537	$68,237
(B) Hightimes Holdings Corp.	654,763	250,000
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC (JUUL)	100,000	100,000
	$873,300	$468,537

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. In October 2017, the Company purchased 7,309 shares of Preferred A-1 stock of Cannabi at a price of $2.536 per share for total investment of $18,537. As of March 31, 2018, total investment amounted to $68,537, which accounts for less than 5% in Cannabi. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers. The fair value of the investment at September 30, 2018 approximated its cost basis.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com. As of September 30, 2018, the Company was able to obtain observable evidence that the investment had a market value of $11.00 per share, or an aggregate value of $654,763. As such, the Company recorded an unrealized gain from the change in market value of $404,763 during the six months ended September 30, 2018.

(C) In June 2017, the Company entered in a Subscription Agreement to purchase 0.5% interest in Precision Cultivation Systems, LLC (“Precision”), a Delaware limited liability company, for a purchase price of $50,000. Precision is developing a growth system that capitalizes on a patent-pending cultivation method that utilizes proprietary irrigation and root zone conditioning. As part of the Subscription Agreement, $42,500 of the investment is subject to repayment on a pro-rata basis with other investors who have entered into similar Subscription Agreements. Amounts subject to repayment are solely at the discretion of Precision. The fair value of the investment at September 30, 2018 approximated its cost basis.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments. The Company recorded this investment at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost. The fair value of the investment at September 30, 2018 approximated its cost basis.

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost, and as of April 1, 2018, will adjust the cost basis to market at the end of each reporting period. Dividends, if any, will be recognized when received.

NOTE 4 – CONVERTIBLE NOTE

During the six months ended September 30, 2018, the Company issued three separate Convertible Promissory Notes (“Notes”) having a total available principal amount of $250,000 to the same holder of which the Company borrowed $164,500 as of September 30, 2018. All outstanding principal together with interest on this Note is due and payable on December 31, 2018 and accrue interest at 8% per month. The note holder, at its sole discretion and election, may convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00. As the conversion price of $1.00 reflected a price discount below the fair market value of the Company’s common stock as of the date of the receipt of proceeds, there was deemed a beneficial conversion feature associated with these Notes. As such, the Company recorded $128,605 in additional paid-in capital and debt discount representing the intrinsic value of the beneficial conversion feature at the date of the borrowing against the Notes. The value of the beneficial conversion feature is being amortized over the term of the Notes of which $42,715 was amortized and reflected as interest expense for the six months ended September 30, 2018. As of September 30, 2018, the unamortized debt discount was $85,890. As of September 30, 2018, the balance of the $164,500 note, net of the unamortized discount of $85,890 was $78,610.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the six months ended September 30, 2018.

NOTE 6 – EQUITY

Common Stock to be Issued

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) consisting of the issuance of an aggregate of 350,000 shares of common stock. Of the 350,000 shares of common stock consideration, 150,000 shares or $426,000 have not been issued as of March 31, 2018 and have been included in “Common stock to be issued” in the accompanying condensed consolidated statement of stockholders’ equity. During the six months ended September 30, 2018, the Company issued 50,000 shares of common stock valued at $100,000 which was previously reflected as “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity.

During the six months ended September 30, 2018, the Company sold 37,500 shares of common stock, of which 25,000 shares had not been issued as of September 30, 2018 and is reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity. The shares were sold at a price of $2.00 per share for total proceeds of $75,000 pursuant to a private placement Subscription Agreement with accredited investors. The Subscription Agreement offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

During the six months ended September 30, 2018, the Company appointed another Advisor to the Advisory Board, which entitled him to an annual consulting fee 25,000 shares of the Company’s stock for a term of 6 months, with total fair value of $51,000.

Shares Issued for Services

During the six months ended September 30, 2018, the Company granted an aggregate of 99,500 shares of its common stock to three (3) consultants as payment for services rendered to the Company and recorded expense of $241,852 based on the fair value of the Company’s common stock at grant dates. Of the 99,500 shares granted, 62,000 shares valued at $61,852 had not been issued as of September 30, 2018, and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity during the period then ended.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Common Stock Purchase Agreement

On October 15, 2018, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds, LP, a Delaware limited partnership (the “Purchaser”), pursuant to which the Purchaser has the right to right to purchase up to $1,000,000 of shares of common stock (the “Shares”) of the Company at a purchase price equal to 75% of the lowest closing price of the common stock of the Company on the over-the-counter markets for the five business days prior to a purchase. The Purchaser, however, will not have the right to purchase more than $300,000 of common stock of the Company within a period of every 30 business days. The Company has the right to terminate the Purchase Agreement at any time, and the Purchase Agreement shall terminate automatically on June 30, 2019, unless earlier terminated. The Purchase Agreement also contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

On October 15, 2018, the Company entered into a non-binding letter agreement, pursuant to which the Company intends to issue 25,000 shares of common stock to the Purchaser, pursuant to a Share Donation Agreement to be entered into by and between the Company and the Purchaser at a future, unspecified date. The Company anticipates making the issuance of 25,000 shares on a date before December 31, 2018.

The Company’s offering of the Shares to the Purchaser is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Act (in that the Shares were offered by us in a transaction not involving any public offering) and pursuant to Rule 506 of Regulation D, promulgated thereunder.

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

Results of Operations

Our revenue, operating expenses, and net loss from operations for our three and six months ended September 30, 2018 as compared to our three and six months ended September 30, 2017 were as follows:

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months	Three Months
	Ended	Ended		Percentage
	September 30, 2018	September 30, 2017	$ Change Inc (Dec)	Change Inc (Dec)

PRODUCT REVENUE, NET	$48,966	$61,279	$(12,313)	(20)%

COST OF REVENUE, PRODUCT	42,400	52,443	(10,043)	(19)%

GROSS (LOSS) MARGIN	6,566	8,836	(2,270)	(26)%

EXPENSES
Sales and marketing	111,393	45,496	65,897	145%
General and administrative	188,052	84,619	103,433	122%
Depreciation and Amortization	292	56,128	(55,836)	(99)%
TOTAL OPERATING EXPENSES	299,737	186,243	113,494	61%
OPERATING LOSS	(293,171)	(177,407)	115,764	65%
Other Income (Expense)
Unrealized gain on equity investments	245,834	-	245,834	-
Interest Expense	(66,422)	-	(66,422)	-
Total other income, net	179,412	-	179,412	-
NET LOSS	(113,759)	(177,407)	(63,648)	(36)%
Less: Net loss attributable to
non controlling interest	3,336	57	3,279	5753%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(110,423)	$(177,350)	$(66,927)	(38)%

Revenues: Revenue from products relate to shipments of cannabidiol (“CBD”) brand products. During the three months ended September 30, 2018, we earned revenue from our CBD product lines of $48,966 as compared to $61,279 for the three months ended September 30, 2017. The decrease of $12,313 relates to our efforts to replace then existing CBD products and change our product lines and branding to our new Remedi CBD, HerbalPet, TherPet and CanaGel CBD products. This required our change in marketing, branding, labeling and warehousing which ultimately caused sales to temporarily slow until we relaunched our new CBD products during our current fiscal year.

Cost of Goods Sold: Cost of goods sold consists of purchases of CBD product inventory for sale. During the three months ended September 30, 2018, we incurred $42,400 of costs primarily related to product purchases and labeling of new products as compared to $52,443 for the three months ended September 30, 2017. The decrease of $10,043 reflects our refocus and launch of new products during our current fiscal year.

Gross Margin: Gross margin comprised from our sale of products and was $6,566 for the three months ended September 30, 2018 as compared to $8,836 for the three months ended September 30, 2017. The decrease of $2,270 reflects our refocus and launch of new CBD products during our current fiscal year.

Sales and Marketing: Sales and marketing expenses mainly comprised of advertising, public relations, events, and website marketing costs. Sales and marketing expenses increased $65,897 to $111,393 for the three months ended September 30, 2018 as compared to $45,496 for the three months ended September 30, 2017. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs.

General and Administrative: General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $103,433 to $188,052 for the three months ended September 30, 2018 as compared to $84,619 for the three months ended September 30, 2017. The majority of the increase related to higher professional and advisory fees and other supportive general and administrative expenses.

Depreciation and Amortization: Depreciation expense was $292 for the three months ended September 30, 2018 as compared to $56,128 for the three months ended September 30, 2017. The decrease relates to amortization during our three months ended September 30, 2017 related to a brand that we acquired in February 2017, which was fully expensed during our fiscal year ended March 31, 2018. We did not own any similar intangibles that required amortization during the three months ended September 30, 2018.

Unrealized Gain on Equity Investments: During the three months ended September 30, 2018, we were able to obtain observable evidence that an investment we own had increased by $4.13 per share for an aggregate value of $654,763, which was $245,834 higher than the fair value of this investment in the previous quarter. As such, we recorded an unrealized gain from the change in market value of $245,834 during the three months ended September 30, 2018.

Interest Expense: During the three months ended September 30, 2018, we recorded $66,422 of interest costs related to convertible notes that we entered into during our current fiscal year.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

	Six Months	Six Months
	Ended	Ended		Percentage
	September 30, 2018	September 30, 2017	$ Change Inc (Dec)	Change Inc (Dec)

PRODUCT REVENUE, NET	$59,400	$116,611	$(57,211)	(49)%

COST OF REVENUE, PRODUCT	60,158	90,389	(30,231)	(33)%

GROSS (LOSS) MARGIN	(758)	26,222	(26,980)	(103)%

EXPENSES
Sales and marketing	455,437	65,061	390,376	600%
General and administrative	395,198	223,516	171,682	77%
Depreciation and Amortization	585	112,256	(111,671)	(99)%
TOTAL OPERATING EXPENSES	851,220	400,833	450,387	112%
OPERATING LOSS	(851,978)	(374,611)	477,367	127%
Other Income (Expense)
Unrealized gain on equity investments	404,763	-	404,763	-
Interest Expense	(68,301)	-	(68,301)	-
Total other income, net	336,462	-	336,462	-
NET LOSS	(515,516)	(374,611)	140,905	38%
Less: Net loss attributable to non controlling interest	9,592	(1,139)	10,731	942%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(505,924)	$(375,750)	$130,174	35%

Revenues: During the six months ended September 30, 2018, we earned revenue from our CBD product lines of $59,400 as compared to $116,611 for the six months ended September 30, 2017. The decrease of $57,211 relates to our efforts to replace then existing CBD products and change our product lines and branding to our new Remedi CBD, HerbalPet, TherPet and CanaGel CBD products. This required our change in marketing, branding, labeling and warehousing which ultimately caused sales to temporarily slow until we relaunched our new CBD products during our current fiscal year.

Cost of Goods Sold: During the six months ended September 30, 2018, we incurred $60,158 of costs primarily related to product purchases and labeling of new products as compared to $90,389 for the six months ended September 30, 2017. The decrease of $30,231 reflects our refocus and launch of new products during our current fiscal year.

Gross (Loss) Margin: Gross (loss) margin comprised from our sale of products and was a gross loss of $758 for the six months ended September 30, 2018 as compared to a gross margin of $26,222 for the six months ended September 30, 2017. The decrease of $26,980 reflects our refocus and launch of new CBD products during our current fiscal year.

Sales and Marketing: Sales and marketing expenses increased $390,376 to $455,437 for the six months ended September 30, 2018 as compared to $65,061 for the six months ended September 30, 2017. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs.

General and Administrative: General and administrative expenses increased $171,682 to $395,198 for the six months ended September 30, 2018 as compared to $223,516 for the six months ended September 30, 2017. The majority of the increase related to higher professional fees and general and administrative expenses.

Depreciation and Amortization: Depreciation expense was $585 for the six months ended September 30, 2018 as compared to $112,256 for the six months ended September 30, 2017. The decrease relates to amortization during our six months ended September 30, 2017 related to a brand that we acquired in February 2017, which was fully expensed during our fiscal year ended March 31, 2018. We did not own any similar intangibles that required amortization during the six months ended September 30, 2018.

Unrealized Gain on Equity Investments: During the six months ended September 30, 2018, we were able to obtain observable evidence that an investment we own had increased by $6.80 per share for an aggregate value of $654,763, which was $404,763 higher than our original purchase price for this investment. As such, we recorded an unrealized gain from the change in market value of $404,763 during the six months ended September 30, 2018.

Interest Expense: During the six months ended September 30, 2018, we recorded $68,301 of interest costs related to a convertible notes that we entered into during the six months ended September 2018.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the six months ended September 30, 2018 is as follows:

Net cash used in operating activities was $293,510 for the six months ended September 30, 2018 as compared to $210,208 for the six months ended September 30, 2017. The increase in use of cash in operations mainly related to higher general and administrative and sales and marketing expenses from our operations.

Net cash used in investing activities was nil during the six months ended September 30, 2018 as compared to $50,000 during the six months ended September 30, 2017, which comprised of a $50,000 equity investment we made during that period.

Net cash provided by financing activities for the six months ended September 30, 2018 was $239,500 as compared to $195,055 for the six months ended September 30, 2017. The amounts received during our six months ended September 30, 2018 related to $75,000 from proceeds from the sale of shares of our common stock and $164,500 received from three convertible notes. The amounts received during our six months ended September 30, 2017 related to our issuance of our common stock for cash.

Going Concern

As reflected in the condensed consolidated financial statements contained elsewhere is this Form 10-Q, as of September 30, 2018 we had cash on hand and had an accumulated deficit of $6,924 and $3,407,857, respectively, and during the six months ended September 30, 2018, we utilized cash for operations and incurred a net loss of $293,510 and $515,516, respectively. Our uses of cash have been primarily for strategic investments we made and operations and marketing efforts to promote and develop our CBD products and our company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities and issuance of convertible notes, along with revenues from our principal business activities. Further, we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared.

As of the date of this Form 10-Q, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing. Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the six months ended September 30, 2018, we raised $75,000 through the receipt of Subscription Agreements (“Subscription”) where we sold 37,500 shares of our common stock to accredited investors at a price of $2.00 per share. We also received during the six months ended September 30, 2018 $164,500 from the issuance of convertible notes to an investor. However, we anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. As such, we will need additional funds to operate our business through and beyond the date of this Form 10-Q filing.

To address our capital requirements, in October 2018 we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds, LP, a Delaware limited partnership (the “Purchaser”), pursuant to which the Purchaser has the right to purchase up to $1,000,000 of our shares of common stock (the “Shares”) at a purchase price equal to 75% of the lowest closing price of our common stock on the over-the-counter markets for the five business days prior to a purchase. The Purchaser, however, will not have the right to purchase more than $300,000 worth of our shares of common stock within a consecutive period of 30 business days. However, we anticipate that additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. There can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

Summary of Significant Accounting Policies

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Among other things, our estimates include the collectability of our accounts receivable, recoverability of inventory, assumptions made in determining impairment of investments and intangible assets, accruals for potential liabilities, and realization of deferred tax assets. These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

Investments

Through March 31, 2018, we used either the equity method or the cost method of accounting. We use the equity method for unconsolidated equity investments in which we are considered to have significant influence over the operations of the investee. We use the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, we write down the cost basis of the investment to a new cost basis that represents realizable value.

On April 1, 2018 we adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, we measure our equity investments at their fair value at end of each reporting period.

Investments accounted for under the equity method or cost method of accounting above are included in the caption “Equity investments” in our Condensed Consolidated Balance Sheets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On June 6, 2018, the Company offered and sold one convertible promissory note (the “Note”) in the principal amount of $100,000. The note is due December 31, 2018, bears interest at 8% per month, and in convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at purchase price of $1.00 per share. The Company made the offering to an “accredited investor” in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506, promulgated thereunder.

On August 1, 2018, the Company offered and sold one convertible promissory note (the “Second Note”) in the principal amount of $100,000. The note is due December 31, 2018, bears interest at 8% per month, and in convertible at any time, in the sole discretion of the holder of the Second Note, into shares of common stock of the Company at purchase price of $1.00 per share. The Company made the offering to an “accredited investor” in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506, promulgated thereunder.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1

Share Exchange Agreement, dated November 4, 2016, by and among the Applied Biosciences Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (3)

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (3)

3.1.3	Certificate of Change (3)

3.1.4	Certificate of Amendment (4)

3.2	Bylaws (2)

4.1	Convertible Promissory Note, dated June 6, 2018

4.2	Convertible Promissory Note, dated August 1, 2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223) filed with the Securities Exchange Commission on March 5, 2018

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: November 14, 2018	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President (principal executive officer)

Date: November 14, 2018	By:	/s/ John James Southard
	Name:	John James Southard
	Title:	Secretary and Treasurer (principal accounting officer and financial officer)

