Form 10-Q
period 2018-12-31
Applied BioSciences Corp.
filed 2019-02-13
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 8, 2019 there were 13,342,113 shares of common stock, $0.00001 par value per share, outstanding.

APPLIED BIOSCIENCES CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2018

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
ASSETS	(unaudited)
Current Assets
Cash	$241,571	$60,934
Accounts receivable, net of allowance of nil and $887 at December 31, 2018 (unaudited) and March 31, 2018, respectively	17,822	12,386
Inventory	70,105	29,074
Prepaids and other current assets	46,756	124,455
Total Current Assets	376,254	226,849

Property and equipment, net	3,563	4,441
Equity investments	873,300	468,537
Deposit on the acquisition of Trace Analytics, Inc.	550,000	-
Other asset	5,500	5,500

TOTAL ASSETS	$1,808,617	$705,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$33,131	$21,846
Accrued expenses	150,246	14,039
Total Current Liabilities	183,377	35,885
Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2018 (unaudited) and March 31, 2018	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 11,597,110 and 10,499,610 issued and outstanding at December 31, 2018 (unaudited) and March 31, 2018, respectively	116	105
Additional paid in capital	4,960,791	3,054,297
Common stock to be issued, 1,656,500 and 263,000 shares at December 31, 2018 (unaudited) and March 31, 2018, respectively	1,982,352	526,000
Accumulated deficit	(5,299,634)	(2,901,933)
Total Applied BioSciences Corp. Stockholders' Equity	1,643,625	678,469
Non-controlling deficit	(18,385)	(9,027)
Total Stockholders' Equity	1,625,240	669,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,808,617	$705,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

PRODUCT REVENUE, NET	$413,109	$62,977	$472,509	$179,534

COST OF REVENUE, PRODUCT	379,582	50,370	439,740	140,706

GROSS MARGIN	33,527	12,607	32,769	38,828

EXPENSES
Sales and marketing (including stock based compensation of nil, $47,111, $210,000 and $47,111, respectively)	100,730	165,315	556,167	229,674
General and administrative (including stock based compensation of $1,133,534, $13,889, $1,271,959 and $26,389, respectively)	1,317,469	133,977	1,712,667	358,193
Depreciation and Amortization	292	56,172	877	168,428
TOTAL OPERATING EXPENSES	1,418,491	355,464	2,269,711	756,295
OPERATING LOSS	(1,384,964)	(342,857)	(2,236,942)	(717,467)
Other Income (Expense)
Unrecognized gain on equity investments	-	-	404,763	-
Interest Expense	(506,579)	-	(574,880)	-
Total other income, net	(506,579)	-	(170,117)	-
NET LOSS	(1,891,543)	(342,857)	(2,407,059)	(717,467)
Less: Net loss (income) attributable to non controlling interest	(234)	7,131	9,358	5,997
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(1,891,777)	$(335,726)	$(2,397,701)	$(711,470)

LOSS PER COMMON SHARE	$(0.16)	$(0.02)	$(0.22)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	11,797,297	15,595,100	11,150,168	15,458,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 (UNAUDITED)

	Common Stock $0.00001 Par		Common Stock to be	Additional Paid In	Non- Controlling	Accumulated	Stockholders'
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2018	10,499,610	$105	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442
Issuance of common stock previously committed but not issued	50,000	1	(100,000)	99,999			-
Issuance of common stock for cash			75,000				75,000
Fair value of shares issued to consultant for services	90,000	1	45,926	179,999			225,926
Fair value of shares issued to advisory board member	25,000	-		51,000			51,000
Beneficial conversion feature associated with issuance of convertible notes				28,705			28,705
Net loss					(6,256)	(395,501)	(401,757)
Balance, June 30, 2018 (unaudited)	10,664,610	107	546,926	3,414,000	(15,283)	(3,297,434)	648,316
Issuance of common stock for cash	12,500		(25,000)	25,000			-
Fair value of shares issued to consultant for services			15,926	-			15,926
Beneficial conversion feature associated with issuance of convertible notes				99,900			99,900
Net loss					(3,336)	(110,423)	(113,759)
Balance, September 30, 2018 (unaudited)	10,677,110	107	537,852	3,538,900	(18,619)	(3,407,857)	650,383
Fair value of shares issued to consultants for services	295,000	3	-	356,447			356,450
Fair value of shares issued to Company Officers and board member	625,000	6		756,244			756,250
Beneficial conversion feature associated with a convertible note				309,200			309,200
Conversion of convertible debt			1,444,500	-			1,444,500
Net loss					234	(1,891,777)	(1,891,543)
Balance, December 31, 2018 (unaudited)	11,597,110	$116	$1,982,352	$4,960,791	$(18,385)	$(5,299,634)	$1,625,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 (UNAUDITED)

	Common Stock $0.00001 Par		Common Stock to be	Additional Paid In	Non- Controlling	Accumulated	Stockholders'
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2017	15,247,600	$152	$426,000	$1,742,472	$1,736	$(525,832)	$1,644,528
Common stock to be issued in conjunction with consulting agreement			50,000				50,000
Net income (loss)					1,196	(198,400)	(197,204)
Balance, June 30, 2017 (unaudited)	15,247,600	152	476,000	1,742,472	2,932	(724,232)	1,497,324
Issuance of common stock for cash	347,500	2		694,998			695,000
Net income (loss)					(57)	(177,350)	(177,407)
Balance, September 30, 2017 (unaudited)	15,595,100	154	476,000	2,437,470	2,875	(901,582)	2,014,917
Common stock to be issued in conjunction with consulting agreement			62,333				62,333
Net income (loss)					(7,136)	(335,720)	(342,856)
Balance, December 31, 2017 (unaudited)	15,595,100	$154	$538,333	$2,437,470	$(4,261)	$(1,237,302)	$1,734,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)

Net loss	$(2,407,059)	$(717,467)
Adjustment to reconcile net loss to net cash used in operating activities:
Unrecognized gain on equity investments	(404,763)	-
Amortization of debt discount	437,805	-
Fair value of shares issued to consultants	649,302	112,333
Fair value of shares issued to officers and board member	756,250	-
Depreciation	878	44
Amortization of intangible	-	168,384
Changes in operating assets and liabilities
Accounts receivable	(5,436)	992
Inventory	(41,031)	(12,305)
Prepaid and other current assets	77,699	12,630
Other asset	-	(5,500)
Accounts payable and accrued expenses	147,492	20,188
Net cash used in operating activities	(788,863)	(420,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on acquisition	(550,000)	-
Acquisition of equity investments	-	(68,537)
Purchase of property and equipment	-	(1,568)
Net cash used in investing activities	(550,000)	(70,105)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	1,444,500	-
Proceeds from issuance of common stock	75,000	695,000
Net cash provided by financing activities	1,519,500	695,000

NET CHANGE IN CASH	180,637	204,194

CASH, BEGINNING OF PERIOD	60,934	212,637

CASH, END OF PERIOD	$241,571	$416,831

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of common stock issued upon conversion of convertible notes	$1,444,500	$-
Fair value of beneficial conversion feature related to issuance of convertible notes	$437,805	$-

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

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $2,407,059 and used $788,863 of cash in operating activities during the nine months ended December 31, 2018. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2018 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the nine months ended December 31, 2018, the Company sold 37,500 shares of its common stock to accredited investors at a price of $2.00 per share for total proceeds of $75,000 and issued convertible notes for total proceeds of $1,444,500 both in private placements to accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the three and nine months ended December 31, 2018 amounted to $100,730 and $556,167, respectively, and $165,315 and $229,674 for the three and nine months ended December 31, 2017 and are included in "Sales and Marketing expenses" in the Condensed Consolidated Statements of Operations.

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Shares of common stock to be issued are included in weighted average shares calculation from the date of grant. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – INVESTMENT

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5%. As of March 31, 2018, these investments were recorded at their cost basis. On April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, and as such, these investments were recorded at their market value as of December 31, 2018. The investments consist of the following:

	December 31, 2018	March 31, 2018
(A) Cannabi-Tech Ltd. (Gemma)	$68,537	$68,237
(B) Hightimes Holdings Corp.	654,763	250,000
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC (JUUL)	100,000	100,000
	$873,300	$468,537

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. In October 2017, the Company purchased 7,309 shares of Preferred A-1 stock of Cannabi at a price of $2.536 per share for total investment of $18,537. As of March 31, 2018, total investment amounted to $68,537, which accounts for less than 5% in Cannabi. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers. The fair value of the investment at December 31, 2018 approximated its cost basis.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). Hightimes owns Hight Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com. As of September 30, 2018 and December 31, 2018, the Company was able to obtain observable evidence that the investment had a market value of $11.00 per share, or an aggregate value of $654,763. As such, the Company recorded an unrecognized gain from the change in market value of $404,763 during the nine months ended December 31, 2018.

(C) In June 2017, the Company entered in a Subscription Agreement to purchase 0.5% interest in Precision Cultivation Systems, LLC (“Precision”), a Delaware limited liability company, for a purchase price of $50,000. Precision is developing a growth system that capitalizes on a patent-pending cultivation method that utilizes proprietary irrigation and root zone conditioning. As part of the Subscription Agreement, $42,500 of the investment is subject to repayment on a pro-rata basis with other investors who have entered into similar Subscription Agreements. Amounts subject to repayment are solely at the discretion of Precision. The fair value of the investment at December 31, 2018 approximated its cost basis.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments. The Company recorded this investment at cost and will recognize dividends, if any, when received, and will recognize gains or loss upon either selling the securities or recognize a loss prior to selling the securities if there is evidence that the fair market value of the investment has declined to below the recorded historical cost. The fair value of the investment at December 31, 2018 approximated its cost basis.

In February 2019, the Company received a distribution of approximately $186,000 from Bailey’s investment in JUUL Labs, Inc.

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost, and as of April 1, 2018, will adjust the cost basis to market at the end of each reporting period. Dividends, if any, will be recognized when received.

During the three months ended December 31, 2018, the Company paid $550,000 as a deposit towards the acquisition purchase price of Trace Analytics, Inc. (see Note 7), which was reflected as deposit on the acquisition in the accompanying condensed consolidated balance sheet as of the period then ended.

NOTE 4 – CONVERTIBLE NOTE

During the nine months ended December 31, 2018, the Company issued separate Convertible Promissory Notes (“Notes”) having a total principal amount of $1,444,500 to certain accredited holders. All outstanding principal together with interest on these Notes was due and payable on December 31, 2018 and accrued interest ranging from 1% to 8% per month, and 8% per annum. The note holders, at their sole discretion and election, were allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00. On December 31, 2018, all holders of the Notes converted the principal portion of their Notes to 1,444,500 shares of the Company’s common stock. The shares had not been issued as of December 31, 2018 and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity during the period then ended.

A portion of the Notes with principal amount aggregating $1,019,500 were issued when the market price of the Company’s common stock was in excess of the $1.00 per share conversion price creating beneficial conversion feature associated with these Notes with an aggregate amount of $437,805 upon issuance dates. As such, the Company recorded $437,805 in additional paid-in capital and debt discount representing the intrinsic value of the beneficial conversion feature at the date of the borrowing against the Notes. The value of the beneficial conversion feature was fully amortized upon conversion of all of the outstanding Notes and reflected as interest expense for the nine months ended December 31, 2018.

NOTE 5 – RELATED PARTY TRANSACTIONS

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any compensation from the Company during the nine months ended December 31, 2018 and 2017.

NOTE 6 – EQUITY

Common Stock to be Issued

On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with mCig, Inc., a Nevada corporation (“mCig”) consisting of the issuance of an aggregate of 350,000 shares of common stock. Of the 350,000 shares of common stock consideration, 150,000 shares or $426,000 were not issued as of March 31, 2018 and were included in “Common stock to be issued” in the accompanying condensed consolidated statement of stockholders’ equity. During the nine months ended December 31, 2018, the Company issued 50,000 shares of common stock valued at $100,000 which was previously reflected as “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity.

During the nine months ended December 31, 2018, the Company sold 37,500 shares of common stock, of which 25,000 shares had not been issued as of December 31, 2018 and is reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity. The shares were sold at a price of $2.00 per share for total proceeds of $75,000 pursuant to a private placement Subscription Agreement with accredited investors. The Subscription Agreement offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

During the nine months ended December 31, 2018, the Company appointed an advisor to the Advisory Board, which entitled him to an annual consulting fee 25,000 shares of the Company’s stock for a term of 6 months, with total fair value of $51,000.

Shares issued to consultants for services

During the nine months ended December 31, 2018, the Company granted an aggregate of 414,815 shares of its common stock to seven (7) consultants as payment for services rendered to the Company and recorded expense of $598,302 based on the fair value of the Company’s common stock at grant dates. Of the 414,815 shares granted, 29,815 shares valued at $61,852 had not been issued as of December 31, 2018 and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity during the period then ended.

Shares issued to officers and directors for compensation

During the nine months ended December 31, 2018, the Company granted an aggregate of 625,000 shares of its common stock to one (1) board member and (2) officers of the Company as payment for services rendered to the Company and recorded expense of $756,250 based on the fair value of the Company’s common stock at grant dates.

NOTE 7 – SUBSEQUENT EVENTS

Acquisition

On January 1, 2019, the Company entered into a Common Stock Purchase Agreement and closed on a purchase of 520,410 shares of common stock of Trace Analytics, Inc., a Washington corporation (“Trace Analytics”), at a purchase price of $2.40 per share, for an aggregate purchase price of $1,250,000, of which $750,000 was payable in cash and $500,000 of which will be paid in shares of common stock of the Company. During the three months ended December, 31, 2018, the Company paid $550,000 towards the acquisition purchase price of Trace Analytics, and which was reflected as deposit on the acquisition of Trace Analytics in the accompanying condensed consolidated balance sheet as of the period then ended. Immediately following the purchase, the Company holds 51% of the issued and outstanding shares of common stock of Trace Analytics. The Company is in the process of analizing the accounting effects of this transaction and historical financial statements of the acquired company and pro forma effects of the acquisition will be provided in a Form 8K/A to be subsequently filed.

 On February 6, 2019, the Company issued an aggregate of 250,000 shares of common stock of the Company as payment for the shares of common stock payable to Trace Analytics. 125,000 of such shares were issued directly to Jason Zitzer, and 125,000 of such shares were issued directly to Gordon Fargas, both of whom are affiliates of Trace Analytics.

Trace Analytics is a cannabis testing laboratory and service company located in Spokane, Washington. Some of the services provided by Trace Analytics are:

•	502 compulsory testing for all types of cannabis products;
•	Industrial hemp CBD product testing;
•	Extensive terpene, residual solvents, and cannabinoid profiles;
•	Aflatoxin/Mycotoxin screening;
•	Experienced grow consultation, evaluation and related services; and
•	Edibles work up, process evaluation and dose distribution guidance.

In connection with the Common Stock Purchase Agreement, the Company also entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”), dated January 1, 2019, with Trace Analytics, Jason Zitzer, and Gordon Fargas. Mr. Zitzer and Mr. Fargas are affiliates of Trace Analytics and the only other stockholders of Trace Analytics, in addition to the Company. The Stockholders’ Agreement contains certain transfer restrictions and a right of first refusal which provides that if any party to the Stockholder’s Agreement proposes to transfer its Trace Analytics shares, Trace Analytics shall for a period of 30 days, have a first right of refusal to purchase such shares, followed by a first right of refusal for the remaining shareholders.

In connection with the Common Stock Purchase Agreement, the Company also entered into a Voting Agreement (the “Voting Agreement”), dated January 1, 2019, with Trace Analytics, Jason Zitzer, and Gordon Fargas. The Voting Agreement provides that the parties of the Voting Agreement shall vote their shares of common stock of Trace Analytics to appoint the three of the five members of the board of directors of Trace Analytics as designated by the Company, one member of the board of directors as designated by Mr. Ziter, and one member of the board of directors as designated by Mr. Fargas

Distribution

In February 2019, the Company received a distribution of approximately $186,000 from Bailey's investment in JUUL Labs, Inc.

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

Results of Operations

Our revenue, operating expenses, and net loss from operations for our three and nine months ended December 31, 2018 as compared to our three and nine months ended December 31, 2017 were as follows:

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	$ Change Inc (Dec)	Percentage Change Inc (Dec)

PRODUCT REVENUE, NET	$413,109	$62,977	$350,132	556%

COST OF REVENUE, PRODUCT	379,582	50,370	329,212	654%

GROSS MARGIN	33,527	12,607	20,920	166%

EXPENSES
Sales and marketing	100,730	165,315	(64,585)	(39)%
General and administrative	1,317,469	133,977	1,183,492	883%
Depreciation and Amortization	292	56,172	(55,880)	(99)%
TOTAL OPERATING EXPENSES	1,418,491	355,464	1,063,027	299%
OPERATING LOSS	(1,384,964)	(342,857)	1,042,107	304%
Other Income (Expense)
Interest Expense	(506,579)	-	(506,579)	-
Total other income, net	(506,579)	-	(506,579)	-
NET LOSS	(1,891,543)	(342,857)	1,548,686	452%
Less: Net loss attributable to non controlling interest	(234)	7,131	(7,365)	(103)%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(1,891,777)	$(335,726)	$1,556,051	463%

Revenues: Revenue from products relate to shipments of cannabidiol (“CBD”) brand products. During the three months ended December 31, 2018, we earned revenue from our CBD product lines of $413,109 as compared to $62,977 for the three months ended December 31, 2017. The factors that contributed to the $350,132 increase in revenue were the $14,132 increase related to higher sales of our new Remedi CBD, HerbalPet, TherPet and CanaGel CBD products, which we launched during our current fiscal year, and the $336,000 increase related to our wholesale of industrial Hemp.

Cost of Goods Sold: Cost of goods sold consists of purchases of CBD product inventory for sale. During the three months ended December 31, 2018, we incurred $379,582 of costs related to product purchases as compared to $50,370 for the three months ended December 31, 2017. The increase of $329,212 reflects the product cost of our launch of new products during our current fiscal year and $300,000 purchase of industrial Hemp for wholesale.

Gross Margin: Gross margin comprised from our sale of products and was $33,527 or 8% of sales for the three months ended December 31, 2018 as compared to $12,607 or 20% of sales for the three months ended December 31, 2017. The increase of $20,920 reflects our increase in sales. The lower gross margin percentage mainly relates to 10.7% margin obtained from our wholesale of industrial Hemp.

Sales and Marketing: Sales and marketing expenses mainly comprised of advertising, public relations, events, and website marketing costs. Sales and marketing expenses decreased $64,585 to $100,730 for the three months ended December 31, 2018 as compared to $165,315 for the three months ended December 31, 2017. The majority of the decrease related to lower public relation services, website marketing development and advertising and promotion costs.

General and Administrative: General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $1,183,492 to $1,317,469 for the three months ended December 31, 2018 as compared to $133,977 for the three months ended December 31, 2017. The majority of the increase related to non-cash issuance of our common stock to certain officers, advisory members and board members and consultants in exchange for services which totaled $1,133,534 for the three months ended December 31, 2018. The remaining amount of the increase related to higher professional and advisory fees and other supportive general and administrative expenses.

Depreciation and Amortization: Depreciation expense was $292 for the three months ended December 31, 2018 as compared to $56,172 for the three months ended December 31, 2017. The decrease relates to amortization during our three months ended December 31, 2017 related to a brand that we acquired in February 2017, which was fully expensed during our fiscal year ended March 31, 2018. We did not own any similar intangibles that required amortization during the three months ended December 31, 2018.

Interest Expense: During the three months ended December 31, 2018, we recorded $111,489 of interest costs related to convertible notes that we entered into during our current fiscal year along with amortization of $395,090 of debt discount recorded in conjunction with the convertible notes.

Nine months Ended December 31, 2018 Compared to Nine months Ended December 31, 2017

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017	$ Change Inc (Dec)	Percentage Change Inc (Dec)

PRODUCT REVENUE, NET	$472,509	$179,534	$292,975	163%

COST OF REVENUE, PRODUCT	439,740	140,706	299,034	213%

GROSS MARGIN	32,769	38,828	(6,059)	(16)%

EXPENSES
Sales and marketing	556,167	229,674	326,493	142%
General and administrative	1,712,667	358,193	1,354,474	378%
Depreciation and Amortization	877	168,428	(167,551)	(99)%
TOTAL OPERATING EXPENSES	2,269,711	756,295	1,513,416	200%
OPERATING LOSS	(2,236,942)	(717,467)	1,519,475	212%
Other Income (Expense)
Unrecognized gain on equity investments	404,763	-	404,763	-
Interest Expense	(574,880)	-	(574,880)	-
Total other income, net	(170,117)	-	(170,117)	-
NET LOSS	(2,407,059)	(717,467)	1,689,592	235%
Less: Net loss attributable to non controlling interest	9,358	5,997	3,361	56%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(2,397,701)	$(711,470)	$1,686,231	237%

Revenues: During the nine months ended December 31, 2018, we earned revenue from our CBD product lines of $472,509 as compared to $179,534 for the nine months ended December 31, 2017. The increase of $292,975 relates primarily to our wholesale of industrial Hemp for $336,000 offset by a decrease in our sale of CBD products primarily driven by our efforts to replace previously existing CBD products and change our product lines and branding to our new Remedi CBD, HerbalPet, TherPet and CanaGel CBD products. This required our change in marketing, branding, labeling and warehousing which ultimately caused sales to temporarily slow until we relaunched our new CBD products during our current fiscal year.

Cost of Goods Sold: During the nine months ended December 31, 2018, we incurred $439,740 of costs primarily related to purchase of industrial Hemp for wholesale and product purchases and labeling of new products as compared to $140,706 for the nine months ended December 31, 2017.

Gross Margin: Gross margin comprised from our sale of products and was $32,769 or 7% of sales for the three months ended December 31, 2018 as compared to $38,828 or 22% of sales for the three months ended December 31, 2017. The decrease of $6,059 reflects our refocus and launch of new CBD products during our current fiscal year. The lower gross margin percentage mainly relates to 10.7% margin obtained from our wholesale of industrial Hemp.

Sales and Marketing: Sales and marketing expenses increased $326,493 to $556,167 for the nine months ended December 31, 2018 as compared to $229,674 for the nine months ended December 31, 2017. The majority of the increase related to stock compensation of $210,000 along with public relation services, website marketing development and increased advertising and promotion costs.

General and Administrative: General and administrative expenses increased $1,354,474 to $1,712,667 for the nine months ended December 31, 2018 as compared to $358,193 for the nine months ended December 31, 2017. The majority of the increase related to higher professional fees and general and administrative expenses. The majority of the increase related to non-cash issuance of our common stock to certain officers, advisory members and board members and consultants in exchange for services which totaled $1,271,959 for the six months ended December 31, 2018. The remaining amount of the increase related to higher professional and advisory fees and other supportive general and administrative expenses.

Depreciation and Amortization: Depreciation expense was $877 for the nine months ended December 31, 2018 as compared to $168,428 for the nine months ended December 31, 2017. The decrease relates to amortization during our nine months ended December 31, 2017 related to a brand that we acquired in February 2017, which was fully expensed during our fiscal year ended March 31, 2018. We did not own any similar intangibles that required amortization during the nine months ended December 31, 2018.

Unrecognized Gain on Equity Investments: During the nine months ended December 31, 2018, we were able to obtain observable evidence that an investment we own had increased by $6.80 per share for an aggregate value of $654,763, which was $404,763 higher than our original purchase price for this investment. As such, we recorded an unrecognized gain from the change in market value of $404,763 during the nine months ended December 31, 2018.

Interest Expense: During the nine months ended December 31, 2018, we recorded $137,075 of interest costs related to a convertible notes that we entered into during our current fiscal year along with amortization of $437,805 of debt discount recorded in conjunction with the convertible notes..

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the nine months ended December 31, 2018 is as follows:

Net cash used in operating activities was $788,863 for the nine months ended December 31, 2018 as compared to $420,701 for the nine months ended December 31, 2017. The increase in use of cash in operations mainly related to higher general and administrative and sales and marketing expenses from our operations.

Net cash used in investing activities during the nine months ended December 31, 2018 was the $550,000 deposit on the purchase price related to the acquisition of Trace Analytics, Inc., which was completed in January 2019 as compared to $70,105 during the nine months ended December 31, 2017, which mainly comprised of a $68,537 equity investment we made during that period.

Net cash provided by financing activities for the nine months ended December 31, 2018 was $1,519,500 as compared to $695,000 for the nine months ended December 31, 2017. The amounts received during our nine months ended December 31, 2018 related to $75,000 from proceeds from the sale of shares of our common stock and $1,444,500 received from our issuance of convertible notes. The amounts received during our nine months ended December 31, 2017 related to our issuance of our common stock for cash.

Going Concern

As reflected in the condensed consolidated financial statements contained elsewhere is this Form 10-Q, as of December 31, 2018 we had cash on hand and had an accumulated deficit of $241,571 and $5,299,634, respectively, and during the nine months ended December 31, 2018, we utilized cash for operations and incurred a net loss of $788,863 and $2,407,059, respectively. Our uses of cash have been primarily for strategic investments we made and operations and marketing efforts to promote and develop our CBD products and our company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities and issuance of convertible notes, along with revenues from our principal business activities. Further, we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared.

As of the date of this Form 10-Q, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing. Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the nine months ended December 31, 2018, we raised $75,000 through the receipt of Subscription Agreements (“Subscription”) where we sold 37,500 shares of our common stock to accredited investors at a price of $2.00 per share. We also received during the nine months ended December 31, 2018 $1,444,500 from the issuance of convertible notes to accredited investors. However, we anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. As such, we will need additional funds to operate our business through and beyond the date of this Form 10-Q filing. There can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

Investments accounted for under the equity method or cost method of accounting above are included in the caption "Equity investments" in our Condensed Consolidated Balance Sheets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the nine months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (3)

3.1.3	Certificate of Change (3)

3.1.4	Certificate of Amendment (4)

3.2	Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

____________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223) filed with the Securities Exchange Commission on March 5, 2018

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: February 13, 2019	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President (principal executive officer)

Date: February 13, 2019	By:	/s/ John James Southard
	Name:	John James Southard
	Title:	Secretary and Treasurer (principal accounting officer and financial officer)

