Form 10-K
period 2019-03-31
Applied BioSciences Corp.
filed 2019-07-01
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At September 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10,259.104. At June 26, 2019, there were 13,447,113 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

Applied BioSciences Corp. was incorporated on February 21, 2014 under the laws of the State of Nevada, under the name “First Fixtures, Inc.” Under the laws of the State of Nevada, we amended our Articles of Incorporation to change our name to “Stony Hill Corp.” on October 13, 2016. On March 6, 2018, we amended our Articles of Incorporation to change our name to “Applied Biosciences Corp.” From our formation on February 21, 2014 until November 4, 2016, we were engaged in the business of being an online shopping mall specializing in bathroom and kitchen fixtures and faucets. Colin Povall served as President, Treasurer and sole director from February 21, 2014, until his resignation on October 3, 2016. Concurrent with his resignation, Mr. Povall appointed Damian Marley as the President and Chief Executive Officer, and sole member of the Board of Directors, Dan Dalton as the Treasurer, and John Brady as the Secretary. On February 10, 2017, the board of directors appointed Chris Bridges as our President. Concurrent with the appointment of Mr. Bridges, Damian “Jr. Gong” Marley resigned as our President and Chief Executive Officer. Mr. Marley also resigned as a director on March 5, 2018. Effective March 9, 2017, Chris Bridges was appointed a director of the Company. John Brady was also elected a director on December 29, 2017, and replaced Dan Dalton as Treasurer on January 5, 2018. On April 15, 2019. Scott Stevens was appointed as a director of the Company, and was elected Chairman of the Board on May 17, 2019. On May 28, 2019, Raymond Urbanski was appointed as Chief Executive officer of the Company and elected as a director. The board of directors of the Company is currently composed of Scott Stevens, Chris Bridges, John Brady, and Raymond Urbanski.

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

The share exchange transaction with Stony Hill Ventures was treated as a reverse acquisition, with Stony Hill Ventures as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Stony Hill Ventures.

Organization & Subsidiaries

We currently have four operating subsidiaries: (i) Applied Products LLC, (ii) VitaCBD LLC, (iii) Trace Analytics, Inc., and (iv) SHL Management LLC.

Overview of Applied BioSciences

We are a vertically integrated Company focused on the development of science-driven Cannabinoid therapeutics/biopharmaceuticals, and delivering high-quality CBD products as well as state -of-the-art testing and analytics capabilities to our customers. As a company in the bioceutical and pet health industries, the company is currently shipping to the majority of US states, as well as to multiple non-US countries. The Company is focused on select investment, consumer brands, and partnership opportunities in the recreational, health and wellness, nutraceutical, and media industries.

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

Primary Business

Applied BioSciences offers a broad selection of medical and consumer products including creams, balms, tinctures, concentrates and edibles and is organized for various investments under the Applied BioSciences brand as well as to conduct any other related business and activities. Applied BioSciences is the owner and has right to intellectual property, including trademark, trade names, images, likenesses and other associated intellectual property, such as the names “Remedi”, “Remedi Plus”,  “HerbalPet”, “Champ Organics” and “Equine Care.”

The company also offers state-of-the-art testing and analytics capabilities through its majority owned subsidiary, Trace Analytics.

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

HerbalPet

HerbalPet was established to create a new standard of care in the pet health industry by providing pet owners with safe, natural, veterinarian-recommended products. By placing pets over profits, HerbalPet delivers the highest quality cannabinoid-based nutraceuticals for cats, dogs and horses. The longer we can enrich our furry friends’ lives, the longer they can enrich ours.

HerbalPet Hemp Tinctures are formulated with your dog or cat’s holistic well-being as the central focus. Easily digested and dosed by the single drop, you can add this naturally-flavored supplement to your pet’s food, treats or easily right on their tongue. Beef and Peanut Butter for dogs, Chicken for Cats and Apple for Horses. Full Spectrum CBD Oil infused tinctures contain a wide range of beneficial cannabinoids and terpenes, extracted from CBD-rich industrial hemp, you will see the difference in your Pet’s quality of life.

Currently there are 3 categories of the HerbalPet Brand:

•	Canine – Beef and Peanut Butter Flavor

•	Feline – Chicken Flavor

•	Equine Care – Apple Flavor

Champ Organics

Champ Organics is a line of athlete-focused cannabidiol ("CBD") based health and wellness Supplements to enhance training and recovery launched with Shannon Briggs, former heavy weight boxing champion and world record-holder for the most first-round knockouts.

Trace Analytics, Inc.

Trace Analytics, Inc., a majority owned subsidiary of the Company was acquired on January 1, 2019, and is a cannabis testing laboratory and service company located in Spokane, Washington. Some of the services provided by Trace Analytics are:

•	502 compulsory testing for all types of cannabis products;
•	Industrial hemp CBD product testing;
•	Extensive terpene, residual solvents, and cannabinoid profiles;
•	Aflatoxin/Mycotoxin screening;
•	Experienced grow consultation, evaluation and related services; and
•	Edibles work up, process evaluation and dose distribution guidance.

Equity Investments

We have a total of $898,292 of equity investments in the following four entities: High Times, GemmaCert, Precision Cultivation Systems, and Bailey Venture Partners XII LLC .

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

GemmaCert

GemmaCert, based in Israel, states that it is developing the world’s first truly non-destructive detection device, which is affordable, quick and easy-to-use, for the precise testing of the composition and potency of cannabis flowers. The company’s proprietary technology features patented optical analysis and advanced imaging tools delivering the industry’s most accurate quality control testing of cannabis flowers, along with integrated cloud database, sorting and labeling systems, traceable packaging, mobile apps, and more.

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

Bailey Venture Partners XII LLC

Bailey Venture Partners XII LLC is an investment fund targeting strategic investments in various companies. Bailey's investments include JUUL, for which the Company received a distribution of $186,396 for the fiscal year ended March 31, 2019.

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

Employees

As of the date hereof, we have approximately 25 employees.

Research and Development Expenditures

For the years ended March 31, 2019 and 2018, we incurred no research or development expenditures.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 29, 2018, our shares of common stock have been quoted on the OTCQB tier of the OTC Markets Group Inc. under the ticker symbol APPB. Between October 25, 2016 and March 28, 2018, our shares of common stock were quoted on the OTCQB under the symbol “STNY.” The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Closing Bid Price Per Share
Financial Quarter Ended	High ($)	Low ($)

March 31, 2019	2.20	0.83
December 31, 2018	2.95	0.75
September 30, 2018	2.40	1.30
June 30, 2018	2.24	1.75
March 31, 2018	3.50	2.00
December 31, 2017	2.50	2.50
September 30, 2017	3.30	3.30
June 30, 2017	5.00	1.85

Holders

As of June 26, 2019, there were approximately 13,447,113 shares of common stock issued and outstanding (excluding shares of common stock issuable upon conversion or conversion into shares of common stock of all of our currently outstanding convertible promissory notes) held by approximately 61 stockholders of record.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at March 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Subsequent to the fiscal year end of March 31, 2019, on May 17, 2019, the board of directors of the Company approved and adopted the terms and provisions of a 2019 Stock Option Plan (the "Plan") for the Company. No stockholders approval has been obtained approving the Plan. An aggregate of 2,000,000 shares of the Company's common stock are initially reserved for issuance of nonqualified and/or incentive stock options which may be granted under the Plan. No options have yet been issued under the Plan.

Purchases of Equity Securities by The Registrant and Affiliated Purchasers

There are no unreported purchases of equity securities at March 31, 2019.

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

Acquisition of Trace Analytics, Inc.

On January 7, 2019, the Company closed on a purchase of 520,410 shares of common stock of Trace Analytics, Inc., a Washington corporation (“Trace Analytics”). Pursuant to a Common Stock Purchase Agreement, the Company purchased Trace Analytics at a purchase price of $2.40 per share, for an aggregate purchase price of $1,250,000, of which $750,000 was paid in cash and $500,000 was paid through the issuance of shares of the Company’s common stock. Trace Analytics is a cannabis testing laboratory acquired to enable the Company to position itself as the leading provider of testing solutions for CBD products for both compliance requirements and consumer safety as these products continue to increase in popularity. Immediately following the purchase, the Company holds 51% of the issued and outstanding shares of common stock of Trace Analytics. The Common Stock Purchase Agreement included the option for Trace to repurchase 205,410 shares of Common Stock based on the occurrence of certain Repurchase Triggering Events. Based on a review of the Repurchase Triggering Events, it is considered unlikely that any of the events will occur. Additionally, the Company entered into a Voting Agreement with Trace concurrent with the Common Stock Purchase Agreement. The Voting Agreement provided for the designation of three out of five positions on the Trace Analytics Board of Directors by the Company. The Voting Agreement also detailed certain transactions that require two-thirds approval by the Board of Directors. The Voting Agreement is not considered to impact the ability of the Company to control the operations and assets of Trace Analytics.

The Company has included the financial results of Trace Analytics in the consolidated financial statements from the date of acquisition, January 1, 2019. The purchase price for Trace Analytics was $1,250,000. Based on management’s analysis of the acquisition transaction pursuant to the provisions of ASC 805, the Company determined that any customer lists or business licenses held by Trace Analytics are immaterial in relation to the overall value of Trace; additionally, Trace Analytics does not hold any patents or proprietary technology, and does not have long-term contractual arrangements with customers. As such, there are no separately identifiable intangible assets meeting the criteria of ASC 805. Concurrently, the Company preliminarily allocated the $1,941,149 excess of the purchase price over the identifiable net assets of $509,831 to goodwill.

Results of Operations

Our revenue, operating expenses, and net loss from operations for our fiscal year ended March 31, 2019 as compared to our fiscal year ended March 31, 2018 were as follows:

Fiscal Year Ended March 31, 2019 Compared to Fiscal Year Ended March 31, 2018

	Fiscal Year Ended March 31, 2019	Fiscal Year Ended March 31, 2018	$ Change Inc (Dec)	Percentage Change Inc (Dec)

REVENUE, NET
Products	$543,970	$197,554	$346,416	175%
Services	163,092	-	-	-
Total revenue	707,062	197,554	346,416	175%

COST OF REVENUE
Products	498,993	155,549	343,444	221%
Services	22,781	-	-	-
Total costs of revenue	521,774	155,549	366,225	235%

GROSS MARGIN	185,288	42,005	346,416	825%

EXPENSES
Sales and marketing	698,185	356,948	341,237	96%
General and administrative	2,092,775	953,484	1,139,291	119%
Depreciation and Amortization	40,627	224,770	(184,143)	(82)%
Impairment of asset	-	893,667	(893,667)	(100)%
TOTAL OPERATING EXPENSES	2,831,587	2,428,869	402,718	17%
OPERATING LOSS	(2,646,299)	(2,386,864)	56,302	2%
Other Income (Expense)
Change in fair value of equity investments	429,755	-	429,755	-
Dividend received from equity investment	186,397	-	186,397	-
Interest Expense	(648,875)	-	(648,875)	-
Total other expense, net	(32,723)	-	(32,723)	-
NET LOSS	(2,679,022)	(2,386,864)	89,025	4%
Less: Net loss attributable to non controlling interest	49,695	10,763	38,932	362%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(2,629,327)	$(2,376,101)	$50,093	2%

Revenues: Revenue relate to shipments of cannabidiol (“CBD”) brand products and lab testing services. During our fiscal year ended March 31, 2019, we earned revenue from our CBD product lines of $543,970 as compared to $197,554 for our fiscal year ended March 31, 2018. The increase reflects higher sales from our expansion of our CBD brand product lines. Service revenue resulting from our lab testing is attributed solely to the acquisition of Trace Analytics on January 1, 2019, and totaled $163,092.

Cost of Revenue: Cost of goods sold is driven by product sales, and primarily consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the fiscal year ended March 31, 2019, we incurred $498,993 of costs to purchase product which represented 91% of our product revenues as compared to $155,549 or 80% of our product revenues for our fiscal year ended March 31, 2019. Cost of services of $22,781 is related to lab testing, and is attributed solely to the acquisition of Trace Analytics on January 1, 2019.

Gross Margin: For our fiscal year ended March 31, 2019, gross margin from sale of our CBD products was $44,977 or 8% of our revenue as compared to $42,005 or 21% of our revenue for our fiscal year ended March 31, 2018. The lower gross margin percentage is primarily due a significant portion of sales for the fiscal year ended March 31, 2019 derived from lower margin bulk sales of industrial Hemp. Gross margin from our lab testing services, which started January 1, 2019, totaled $140,311 or 86% of our lab testing revenues.

Sales and marketing: Sales and marketing expenses mainly comprised of advertising, public relations, events, and website marketing costs. Sales and marketing expenses increased to $698,185 for our fiscal year ended March 31, 2019 as compared to $356,948 for our fiscal year ended March 31, 2018. The majority of the increase related to public relation services, website marketing development and increased advertising and promotion costs.

General and administrative: General and administrative expenses mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $1,139,291 to $2,092,775 for the fiscal year ended March 31, 2019 as compared to $953,484 for the fiscal year ended March 31, 2018. The majority of the increase related to increased utilization of common stock as compensation for services provided by certain officers, advisory members and board members which totaled $1,343,690 for the fiscal year ended March 31, 2019 as compared to $598,000 for our fiscal year ended March 31, 2018 driven by efforts to increase overall awareness and aid in raising capital. Additionally, the acquisition of Trace Analytics in January 2019 contributed $171,132 of general and administrative expenses for the fiscal year ended March 31, 2019. The remaining amount of the increase related to higher professional and advisory fees and other supportive general and administrative expenses.

Depreciation and amortization: Depreciation expense was $40,627 for our fiscal year ended March 31, 2019 as compared to $224,770 for our fiscal year ended March 31, 2018. The decrease relates to amortization during our fiscal year ended March 31, 2018 related to a brand that we acquired in February 2017, which was fully expensed during our fiscal year ended March 31, 2018. We did not own any similar intangibles that required amortization during our fiscal year ended March 31, 2019.

Impairment of asset: During our fiscal year ended March 31, 2018, sales of the VitaCBD products did not meet our expectations. As such, we were not able to achieve the expected operating results from the VitaCBD brand products. As a result, we impaired the intangible asset related to the acquisition of the VitaCBD brand name and recorded an impairment charge of $893,667, which reflected the net book value of the intangible as of March 31, 2018.

Change in fair value of Equity Investments: On April 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. As such, during our fiscal year ended March 31, 2019, we measured our equity investments at each reporting period at fair value with changes in fair value recognized in net income. During our fiscal year ended March 31, 2019, we were able to obtain observable evidence that certain of our equity investments had increased to a total aggregate value of $898,292, which was $429,755 higher than the original purchase price of these investments. As such, we recorded an unrecognized gain from the change in market value of $429,755 during our fiscal year ended March 31, 2019.

Dividend received from equity investment: In February 2019, we received a distribution of $186,397 from our investment with Bailey Venture Partners XII LLC (“Bailey”) through Bailey’s investment in JUUL Labs, Inc.

Interest Expense: During our fiscal year ended March 31, 2019, we recorded $148,601 of interest costs related to a convertible notes that we entered into during our current fiscal year ended March 31, 2019 along with amortization of $500,274 of debt discount recorded in conjunction with the convertible notes.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for our fiscal year ended March 31, 2019 as compared to our fiscal year ended March 31, 2018 is as follows:

Net cash used in operating activities was $905,051 for our fiscal year ended March 31, 2019 as compared to $637,467 for our fiscal year ended March 31, 2018. The increase in use of cash in operations mainly related to higher general and administrative and sales and marketing expenses from our operations.

Net cash used in investing activities was $713,294 for our fiscal year ended March 31, 2018 as compared to $173,236 for our fiscal year ended March 31, 2018. The increase in use of cash was primarily related to $711,739 related to our purchase of Trace Analytics as compared to our acquisition of equity investments of $168,537 during our fiscal year ended March 31, 2018.

Net cash provided by financing activities was $1,604,455 for our fiscal year ended March 31, 2019 as compared to $695,000 for our fiscal year ended March 31, 2018. The increase primarily relates to our issuance of convertible notes totaling $1,529,455 during our fiscal year ended March 31, 2019, which we did not incur during our fiscal year ended March 31, 2018, as compared to sales of shares of our common stock which totaled $75,000 during our fiscal year ended March 31, 2019 as compared to $795,000 for our fiscal year ended March 31, 2018. In addition, during our fiscal year ended March 31, 2018, we paid $100,000 to repurchase 5,400,000 shares of our common stock held by two former board members.

Going Concern

Our uses of cash have been primarily for strategic investments we made, including the purchase of Trace Analytics, and operations and marketing efforts to promote our products and company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities and issuance of convertible notes. We anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. As such, we anticipate that additional funds will be needed to continue operations, obtain profitability and to achieve our objectives. As of the date of this Form 10-K, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives beyond the date of this Form 10-K filing without additional financing.

As reflected in the consolidated financial statements contained elsewhere is this Form 10-K, as of March 31, 2019 we had cash on hand and had an accumulated deficit of $47,044 and $5,531,260, respectively, and during our fiscal year ended March 31, 2019, we utilized cash for operations and incurred a net loss of $905,051 and $2,679,022, respectively. These and other factors raise substantial doubt about our ability to continue as a going concern. Further, our independent auditors in their audit report for our fiscal year ended March 31, 2019 expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the fiscal year ended March 31, 2019, we raised $1,529,455 through the issuance of convertible notes and $75,000 through the receipt of Subscription Agreements (“Subscription”) where we sold shares of our common stock to accredited investors. As of March 31, 2019, we had cash on hand of $47,044. We estimate that such funds will not be sufficient to continue operations without obtaining additional funds. As such, we are currently working on obtaining additional funds to operate our business through and beyond the date of this Form 10-K filing. However, there can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

Investments

Through March 31, 2018, we used either the equity method or the cost method of accounting. We used the equity method for unconsolidated equity investments in which we were considered to have significant influence over the operations of the investee. We used the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, we would write down the cost basis of the investment to a new cost basis that represents realizable value.

On April 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this new guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, we now measure our equity investments at their fair value at end of each reporting period.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. No impairment losses have been recorded in the fiscal years ended March 31, 2019 and 2018.  The Company has currently recorded goodwill of $1,941,089 representing the excess of purchase consideration over the fair value of net tangible assets in the acquisition of Trace Analytics.  This is considered a provisional allocation of the purchase price and is subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date of January 1, 2019).

Business Combinations

The Company accounts for its business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration, if any. is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions.

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

ITEM 8. FINANCIAL STATEMENTS

Applied BioSciences Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Applied Biosciences Corp.

Beverly Hills, California

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Applied Biosciences Corp. (the "Company") as of March 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "(consolidated financial statements").   In our opinion, the  consolidated financial statements present fairly, in all material respects, the  financial position of the Company as of March 31, 2019 and 2018, and the  results of its operations and its cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.   We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

July 1, 2019

We have served as the Company's auditor since 2016.

APPLIED BIOSCIENCES CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash	$47,044	$60,934
Accounts receivable, net	163,405	12,386
Inventory	78,737	29,074
Prepaids and other current assets	65,273	124,455
Total Current Assets	354,459	226,849

Property and equipment, net	452,048	4,441
Equity investments	898,292	468,537
Goodwill	1,941,149	-
Other asset	5,500	5,500
TOTAL ASSETS	$3,651,448	$705,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$278,546	$21,846
Note Payable	25,000	-
Accrued expenses	70,720	14,039
Total Current Liabilities	374,266	35,885

Commitments and Contingencies

Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2019 and 2018	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized; 13,397,110 and 10,499,610 issued and outstanding at March 31, 2019 and 2018, respectively	135	105
Additional paid in capital	6,892,242	3,054,297
Common stock to be issued, 408,805 and 263,000 shares at March 31, 2019 and 2018, respectively	773,807	526,000
Accumulated deficit	(5,531,260)	(2,901,933)
Total Applied BioSciences Corp. Stockholders' Equity	2,134,924	678,469
Non-controlling interests	1,142,258	(9,027)
Total Stockholders' Equity	3,277,182	669,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,651,448	$705,327

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31, 2019	March 31, 2018

REVENUE, NET
Products	$543,970	$197,554
Services	163,092	-
Total revenues, net	707,062	197,554

COST OF REVENUE
Products	498,993	155,549
Services	22,781	-
Total costs of revenue	521,774	155,549

GROSS MARGIN	185,288	42,005

EXPENSES
Sales and marketing	698,185	356,948
General and administrative	2,092,775	953,484
Depreciation and amortization	40,627	224,770
Impairment of asset	-	893,667
TOTAL OPERATING EXPENSES	2,831,587	2,428,869
OPERATING LOSS	(2,646,299)	(2,386,864)
Other Income (Expense)
Change in fair value of equity investments	429,755	-
Dividend received from equity investment	186,397	-
Interest Expense	(648,875)	-
Total other (expense), net	(32,723)	-
NET LOSS	(2,679,022)	(2,386,864)
Less: Net loss attributable to non-controlling interest	49,695	10,763
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(2,629,327)	$(2,376,101)

LOSS PER COMMON SHARE	$(0.22)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	11,914,525	15,071,417

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONSOLIDATED STATEMENTS OF STOCHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2019 AND 2018

	Common Stock $0.00001 Par		Common Stock to be	Additional Paid In	Non-Controlling	Accumulated	Stockholders'
	Number	Amount	Issued	Capital	Interest	Deficit	Equity
Balance, March 31, 2017	15,247,600	$152	$426,000	$1,742,472	$1,736	$(525,832)	$1,644,528
Issuance of common stock previously committed but not issued
Issuance of common stock for cash	347,500	3	100,000	694,997			795,000
Shares repurchased for cash and cancelled	(5,400,000)	(54)		(99,946)			(100,000)
Shares issued to consultants for services	154,510	2		341,776			341,778
Shares issued to Company's CEO	150,000	2		374,998			375,000
Net loss					(10,763)	(2,376,101)	(2,386,864)
Balance, March 31, 2018	10,499,610	105	526,000	3,054,297	(9,027)	(2,901,933)	669,442
Issuance of common stock previously committed but not issued	50,000	1	(100,000)	99,999			-
Issuance of common stock for cash	12,500		50,000	25,000			75,000
Fair value of shares issued for services	160,000	1	61,852	284,949			346,802
Fair value of shares issued to Company officers and directors	875,000	9		1,058,741			1,058,750
Beneficial conversion feature associated with issuance of convertible notes				500,274			500,274
Shares issued for acquisition of Trace Analytics, Inc.	250,000	3	181,000	318,997			500,000
Non-controlling interest recognized upon acquisition of Trace Analytics	-	-			1,200,980		1,200,980
Shares issued upon conversion of convertible notes	1,550,000	16	54,955	1,549,985			1,604,956
Net loss					(49,695)	(2,629,327)	(2,679,022)
Balance, March 31, 2019	13,397,110	$135	$773,807	$6,892,242	$1,142,258	$(5,531,260)	$3,277,182

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,679,022)	$(2,386,864)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of equity investments	(429,755)	-
Amortization of debt discount	500,274	-
Fair value of shares issued for services	346,802	232,778
Fair value of shares issued to officers and directors	1,058,750	375,000
Depreciation	40,627	258
Amortization of intangible	-	224,512
Impairment of asset	-	893,667
Changes in operating assets and liabilities
Accounts receivable	(23,022)	(6,709)
Inventory	(49,663)	(6,375)
Prepaid and other current assets	294,072	1,465
Other asset	-	(5,500)
Accounts payable and accrued expenses	35,886	4,301
Net cash used in operating activities	(905,051)	(673,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for business acquisition, net of cash acquired	(711,739)	-
Acquisition of equity investment	-	(168,537)
Purchase of property and equipment	(1,555)	(4,699)
Net cash used in investing activities	(713,294)	(173,236)

CASH FLOW FROM FINANCING ACTIVITIES
Repurchase of shares previously issued	-	(100,000)
Proceeds from issuance of convertible notes	1,529,455	-
Proceeds from issuance of common stock	75,000	795,000
Net cash provided by financing activities	1,604,455	695,000

NET CHANGE IN CASH	(13,890)	(151,703)

CASH, BEGINNING OF PERIOD	60,934	212,637

CASH, END OF PERIOD	$47,044	$60,934

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of common stock issued upon conversion of convertible notes and accrued interest	$1,604,956	$-
Fair value of shares issued to consultants recorded as prepaid	$4,167	$109,000
Fair value of common stock of $500,000 issued and $750,000 cash paid in acquisition allocated to:
Current assets	$401,148	$-
Fixed assets	486,679	-
Costs in excess of net assets acquired	1,941,149	-
Current liabilities assumed	(352,996)	-
Notes payable assumed	(25,000)	-
Non controlling interest	(1,200,980)	-

The accompanying notes are an integral part of these consolidated financial statements.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Description of the Company

Applied BioSciences Corp. (formerly First Fixtures, Inc. and Stony Hill Corp. or the “Company”) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. The Company is a vertically integrated company focused on the development of science-driven cannabinoid therapeutics / biopharmaceuticals, and delivering high-quality CBD products as well as state-of-the-art testing and analytics capabilities.

Effective October 24, 2016 the Company changed its name from First Fixtures Inc. to Stony Hill Corp and on March 6, 2018, the Company changed its name from Stony Hill Corp. to Applied BioSciences Corp.

In January 2019, the Company closed on a purchase of 520,410 shares of common stock of Trace Analytics, Inc., a Washington corporation (“Trace Analytics”), for an aggregate purchase price of $1,250,000, of which $750,000 was paid in cash and $500,000 was paid in shares of common stock of the Company. Trace Analytics is a cannabis testing laboratory. Immediately following the purchase, the Company holds 51% of the issued and outstanding shares of common stock of Trace Analytics.

Going concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the consolidated financial statements, during the year ended March 31, 2019 the Company incurred a net loss of $2,679,022 and used $905,051 of cash in operating activities, and had a working capital deficiency of $19,807 as of March 31, 2019. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the fiscal period ended March 31, 2019, the Company sold 37,500 shares of its common stock to accredited investors at a price of $2.00 per share for total proceeds of $75,000 and issued convertible notes for total proceeds of approximately $1,600,000 both in private placements to accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-K filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Applied Products LLC, VitaCBD LLC, an 80% owned entity, Trace Analytics, Inc., a 51% owned entity, all Washington limited liability companies, and SHL Management LLC, a 100% owned entity, a Nevada limited liability company. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Among other things, management estimates include the collectability of its accounts receivable, recoverability of inventory, estimates of fair value of equity investments, assumptions made in determining purchase price allocation, impairment of investments and intangible assets, accruals for potential liabilities, and realization of deferred tax assets. These estimates generally involve complex issues and require judgments, involve analysis of historical information and the prediction of future trends, and are subject to change from period to period. Actual amounts could differ significantly from these estimates.

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

The changes in carrying amounts of the equity investments the years ended March 31, 2019 and 2018 were as follows:

	2019	2018
Beginning balance	$468,537	$300,000
Acquisitions	—	168,537
Dispositions		—
Net changes in valuation	429,755	—
Ending balance	$898,292	$468,537

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

Revenue Recognition

The Company’s revenue is principally derived from its subsidiaries, Applied Products LLC, and Trace Analytics.

•	Applied Products LLC revenues are generated from sales of high-quality CBD products for consumer and pet health and wellness. Sales of these products were made to individual distributors and through online channels. Revenue from the sale of these products was $543,970 and $197,554 during the years ended March 31, 2019 and 2018, respectively

•	Trace Analytics generates revenue from services by offering state-of-the-art testing and analytics capabilities to CBD and hemp companies. Sales of these services are to marijuana producers and processors, dispensaries, and CBD and hemp companies. Revenue from the sale of these services was $163,092 during the years ended March 31, 2019. There were no such sales during the previous period.

Prior to April 1, 2018, the Company recognized its revenue in accordance with Accounting Standards Codification (ASC) 605 Revenue Recognition , upon the delivery of its services or products when: (1) delivery had occurred or services rendered; (2) persuasive evidence of an arrangement existed; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable was probable.

Effective April 1, 2018 the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which superseded previous revenue recognition guidance. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes and the implementation of ASC 606 did not have a material impact on the Company’s financial statements.

Shipping Cost

The Company recognizes amounts billed to a customer in a sale transaction related to shipping as revenue. The costs incurred by the Company for shipping are classified as cost of revenue in the Consolidated Statements of Operations.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the fiscal periods ended March 31, 2019 and 2018 amounted to $541,873 and $160,295, respectively, and were included in "Sales and marketing expenses" in the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories consist of finished goods held for sale. Management regularly reviews inventory quantities on-hand and records an inventory provision for excess or obsolete inventory based on the future expected demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. There was no provision for inventory obsolescence necessary as of March 31, 2019 and 2018.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. As of March 31, 2018, the allowance for doubtful accounts was $2,227. The Company did not deem it necessary to provide an allowance for doubtful accounts as of March 31, 2019.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers and software, three years for other office equipment and computer hardware, and five years for machinery and furniture. Leasehold improvements are amortized over the shorter of the lease-term or the estimated useful life of the related asset.

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of March 31, 2019.

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

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

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

On February 23, 2017, the Company consummated an Asset Purchase Agreement (the “Agreement”) with mCig, Inc. for the purchase of the VitaCBD brand name. In connection with the Agreement, the Company recorded intangible assets of $1,138,135. During the fiscal year ended March 31, 2018, sales of the VitaCBD products did not meet management’s expectations and the Company was not able to achieve the expected operating results. As a result, the Company impaired the intangible asset related to the acquisition of the VitaCBD brand name and recorded an impairment charge of $893,667.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. During the year ended March 31, 2019, the Company recorded goodwill of $1,941,149 related to the purchase of Trace Analytics (see Note5). The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. No impairment losses have been recorded in the fiscal years ended March 31, 2019 and 2018.

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using a Black-Scholes-Merton option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s statements of operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Business Combinations

 The Company accounts for its business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration, if any. is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

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

Segments

                The Company operates in one segment for the distribution of products and services. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Concentrations

Revenues. For the fiscal year ended March 31, 2019, 48% and 18% of revenue were generated from our two largest customers.  For the fiscal year ended March 31, 2018, 15%,11%, and 10% of revenue were generated from our three largest customers.

Accounts receivable. At March 31, 2019, one customer of the Company represented 49% of its accounts receivable.  At March 31, 2018, one customer of the Company represented 81% of its accounts receivable.

Accounts payable. On March 31, 2019, accounts payable to the Company’s largest vendor represented 52%.  There was no vendor that represented 10% or more of the Company’s accounts payable balance on March 31, 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. Topic 842 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Topic 842 allows for a cumulative-effect adjustment in the period the new lease standard is adopted and will not require restatement of prior periods. The Company is in the process of evaluating the impact of Topic 842 on the Company’s financial statements and disclosures, though the adoption is expected to result in a material increase in the assets and liabilities reflected on the Company’s balance sheets.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 on April 1, 2019. The adoption of ASU 2017-11 is not expected to have an impact on the Company’s financial statements and related disclosures because the conversion feature of the Company’s warrants have features other than down round provisions that require the current accounting treatment and classification.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

NOTE 3 – PROPERTY AND EQUIPMENT

                Property and equipment consisted of the following:

	March 31, 2019	March 31, 2018
Lab Equipment	$569,484	$-
Office Furniture and Equipment	57,562	2,623
Leasehold Improvements	21,557	2,075
	648,603	4,698
Less: Accumulated Depreciation	(196,555)	(257)
	$452,048	$4,441

NOTE 4 – EQUITY INVESTMENTS

As of March 31, 2018, the Company's equity investments represented investments of purchased shares of stock of four (4) entities with ownership percentages of less than 5%. Cost basis of these investments aggregated $468,537 as of March 31, 2018. On April 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, and as such, these investments were recorded at their market value as of March 31, 2019, with the change in fair value being reflected in the statement of operations. As of March 31, 2019, the fair value of these investments based on observable market evidence was determined to be $898,292, with an Change in fair value of investments of $429,755 for the period then ended. In addition, one of these investments, Bailey, issued a cash dividend of $186,397 during the period that was reflected as dividend income.

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	March 31, 2019	March 31, 2018
(A) GemmaCert	$93,529	$68,237
(B) Hightimes Holdings Corp.	654,763	250,000
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC	100,000	100,000
	$898,292	$468,537

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers. Cannabi subsequently changed its name to GemmaCert. In October 2017, the Company purchased an additional 7,309 shares of Preferred A-1 stock of GemmaCert at a price of $2.536 per share for total investment of $18,537. At March 31, 2019, the Company revalued all its shares of GemmaCert at $2.536 per share, the most recent purchase price. This resulted in an aggregate increase in value of $24,992, which was reflected as unrealized gain from the change in GemmaCert’s market value.

APPLIED BIOSCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

As a private company, GemmaCert does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in GemmaCert during the fiscal year ended March 31, 2019. As such, the Company has measured the value of the investment at cost as of March 31, 2019, which we believe approximates market value.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). Hightimes owns High Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com. During the fiscal year ended March 31, 2019, the Company was able to obtain observable evidence that the investment had a market value of $11.00 per share, or an aggregate value of $654,763. As such, the Company recorded an unrealized gain from the change in market value of $404,763 during the fiscal year ended March 31, 2019.

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

As a private company, Precision does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Precision during the fiscal year ended March 31, 2019. As such, the Company has measured the value of the investment at cost as of March 31, 2019, which we believe approximates market value.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments. In February 2019, the Company received a distribution of $186,397 from Bailey’s investment in JUUL Labs, Inc.

As a private company, Bailey does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Bailey during the fiscal year ended March 31, 2019. As such, the Company has measured the value of the investment at cost as of March 31, 2019, which we believe approximates market value.

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost, and as of April 1, 2018, adjusted the cost basis to market at the end of each reporting period. Dividends, if any, are recognized when received.

NOTE 5 – ACQUISITION OF TRACE ANALYTICS, INC.

On January 7, 2019, the Company closed on a purchase of 520,410 shares of common stock of Trace Analytics, Inc., a Washington corporation (“Trace Analytics”). Pursuant to a Common Stock Purchase Agreement, the Company purchased Trace Analytics at a purchase price of $2.40 per share, for an aggregate purchase price of $1,250,000, of which $750,000 was paid in cash and $500,000 was paid through the issuance of shares of the Company’s common stock. Trace Analytics is a cannabis testing laboratory acquired to enable the Company to position itself as the leading provider of testing solutions for CBD products for both compliance requirements and consumer safety as these products continue to increase in popularity. Immediately following the purchase, the Company holds 51% of the issued and outstanding shares of common stock of Trace Analytics. The Common Stock Purchase Agreement included the option for Trace to repurchase 205,410 shares of Common Stock based on the occurrence of certain Repurchase Triggering Events. Based on a review of the Repurchase Triggering Events, it is considered unlikely that any of the events will occur. Additionally, the Company entered into a Voting Agreement with Trace concurrent with the Common Stock Purchase Agreement. The Voting Agreement provided for the designation of three out of five positions on the Trace Analytics Board of Directors by the Company. The Voting Agreement also detailed certain transactions that require two-thirds approval by the Board of Directors. The Voting Agreement is not considered to impact the ability of the Company to control the operations and assets of Trace Analytics.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

The Company accounted for the transaction as a business combination in accordance with ASC 805 “Business Combinations”. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired, as set forth below, are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Once management completes its analysis to finalize the purchase price allocation, it is reasonably possible that there could be changes to the preliminary values. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and goodwill.

The following table summarizes the provisional amounts of identified assets acquired and liabilities assumed at the acquisition date:

Amount
Cash	$38,261
Accounts receivable	127,997
Prepaid expense	34,890
Due from purchaser	200,000
Office and lab equipment	486,679
Total assets acquired	887,827
Accounts payable	(347,517)
Note payable	(25,000)
Accrued expenses	(5,479)
Total liabilities assumed	(377,996)
Net identifiable assets acquired	509,831
Less the fair value of non-controlling interest	(1,200,980)
Goodwill	1,941,149
Total purchase consideration	$1,250,000

Based on management’s analysis of the acquisition transaction pursuant to the provisions of ASC 805, the Company determined that any customer lists or business licenses held by Trace Analytics are immaterial in relation to the overall value of Trace; additionally, Trace Analytics does not hold any patents or proprietary technology, and does not have long-term contractual arrangements with customers. As such, there are no separately identifiable intangible assets meeting the criteria of ASC 805. Concurrently, the Company preliminarily allocated the $1,941,149 excess of the purchase price over the identifiable net assets of $509,831 to goodwill.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

The following unaudited pro forma information presents the combined results of operations as if the business combination with Trace Analytics had been completed on April 1, 2017, the beginning of the comparable prior annual reporting period. These unaudited pro forma results are presented for informational purpose only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations:

	For the Fiscal Years Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

Revenue	$1,332,470	$1,252,367
Operating loss	(2,699,611)	(2,149,768)
Net loss	(2,757,326)	(2,149,768)
Net loss per share	(0.23)	(0.14)

NOTE 6 – CONVERTIBLE NOTES

During the fiscal year ended March 31, 2019, the Company issued separate Convertible Promissory Notes (“Notes”) having a total principal amount of $1,529,455 to certain accredited holders. Interest ranged from 1% to 8% per month, and the note holders, at their sole discretion and election, were allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00. As of March 31, 2019, all holders of the Notes converted the principal portion of their Notes to 1,529,455 shares of the Company’s common stock and accrued interest of $75,501, of which 54,995 shares with fair value of $54,995 had not been issued as of March 31, 2019 and were reflected in “Common stock to be issued” in the consolidated statement of stockholders’ equity.

A portion of the Notes were issued when the market price of the Company’s common stock was in excess of the $1.00 per share conversion price creating a beneficial conversion feature associated with these Notes with an aggregate amount of $500,274 upon issuance dates. As such, the Company recorded $500,274 in additional paid-in capital and debt discount representing the intrinsic value of the beneficial conversion feature at the date of the borrowing against the Notes. The value of the beneficial conversion feature was fully amortized as interest expense upon conversion of all of the outstanding Notes and reflected as interest expense for the fiscal year ended March 31, 2019.

NOTE 7 – NOTES PAYABLE

Upon the acquisition of Trace Analytics, the Company assumed a promissory note in the amount of $25,000 to National Silver-Lead Mining Company. The interest rate on the note is 8% per annum and is due and payable in July 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

In view of the Company’s limited operations and resources, none of the Company’s directors and/or officers received any cash compensation from the Company during the fiscal year ended March 31, 2019 and 2018. See Note 9 for shares issued to officers and directors for services provided.

During the period SBS Management LLC, a company controlled by Mr. Scott Stevens, who was appointed to the Company's board of directors on April 15, 2019 made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of March 31, 2019, the amounts due SBS were $42,034 and are included in accounts payable on the accompanying balance sheet. During the year ended March 31, 2019, the Company paid SBS Management LLC $112,500 for management services. In addition, the Company reimbursed SBS Management LLC $63,000 for rent expense which amount has been included in general and administrative expense for the period. There were no such amounts invoiced during the year ended March 31, 2018.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.00001 par value, undesignated Preferred Stock. As of March 31, 2019, the Company has not issued any shares of Preferred Stock nor has the Company designated any class of Preferred Stock.

Stock Subscriptions

During the fiscal years ended March 31, 2019 and 2018, the Company sold 37,500 and 397,500 shares of common stock, respectively, of which 25,000 and 50,000 had not been issued as of March 31, 2019 and 2018, respectively and was reflected in Common Stock to be Issued in the Consolidated Balance Sheets. The shares were issued at a price of $2.00 per share for total proceeds of $75,000 and $795,000, respectively, pursuant to a private placement Subscription Agreement with accredited investors. The Subscription Agreement offered up to one million shares of the Company’s common stock at a price per share of $2.00 per share. The Company made this offering solely to accredited investors, as defined under Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

Shares Issued for Services

During the fiscal years ended March 31, 2019 and 2018, the Company granted an aggregate of 164,815 and 154,510 shares of its common stock, respectively, to consultants and other service providers as payment for services rendered to the Company and recorded expense of $346,802 and $341,778, respectively, based on the fair value of the Company’s common stock at grant dates. Of the shares granted, 37,000 shares valued at $61,852 had not been issued as of March 31, 2019 and were reflected in “Common stock to be issued” in the condensed consolidated statement of stockholders’ equity during the period then ended.

Shares Issued to officers and directors

During the fiscal years ended March 31, 2019 and 2018, the Company granted an aggregate of 875,000 and 150,000 shares, respectively, of its common stock to officers and directors of the Company as payment for services rendered to the Company and recorded expense of $1,058,750 and $375,000, respectively, based on the fair value of the Company’s common stock at grant dates.

Repurchase of Shares

During the fiscal year ended March 31, 2018, the Company repurchased and cancelled 5,400,000 shares, or approximately 40.4% of the then issued and outstanding common stock of the Company, for $100,000.

NOTE 10 – INCOME TAXES

The Company has no tax provision for any period presented due to its history of operating losses. As of March 31, 2019, the Company had net operating loss carry forwards of approximately $4.6 million that may be available to reduce future years' taxable income through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization of the Company’s net deferred tax assets of approximately $1,312,000 was not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to tax loss carry-forward.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

Components of deferred tax assets in the balance sheets are as follows:

	March 31, 2019	March 31, 2018
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$1,312,000	$780,000
Less valuation allowance	(1,312,000)	(780,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended March 31, 2019	For the reporting period ended March 31, 2018

Federal statutory income tax rate	21%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(21)%	(34.0)

Effective income tax rate	0.0%	0.0%

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2019, no liability for unrealized tax benefits was required to be recorded.

NOTE 11 – BUSINESS SEGMENT AND GEOGRAPHIC REPORTING

The Company determined its operating segments in accordance with ASC 280, “Segment Reporting” (“ASC 280”).

Management has determined that the Company has one operating segment. The Company’s reporting segment reflects the manner in which its chief operating decision maker reviews results and allocates resources. The Company’s reporting segment meets the definition of an operating segment and does not include the aggregation of multiple operating segments.

APPLIED BIOSCIENCES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

Customers

The Company derives its revenues from services and products within the cannabinoid therapeutics / biopharmaceuticals CBD industry with no one external customer accounting for more than 10% of its revenue. Total revenues from these products and services were $707,062 and $197,554 for the fiscal year ended March 31, 2019 and 2018, respectively.

Geographic Information

All material revenues of the Company are derived from the United States. All long-lived assets of the Company are located in the United States.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Leases

On October 1, 2017, the Company entered into a two-year Commercial Lease Agreement (“Lease”) whereby the Company’s subsidiary, Vita Products LLC, leased 2,100 square feet of office space. The lease commenced on October 1, 2017 and requires the Company to pay $2,750 per month (“Base Rent”) or $33,000 per year for a total remaining commitment of $16,500. Beginning at the end of the first year of the Lease and annually thereafter, the Base Rent shall be increased by the same percentage as any increase in the Consumer Price Index (“CPI”) as published by the U.S. Department of Labor for the most recent preceding 12 month period. In addition to the Base Rent, the Company is required to pay, on a pro rata basis, any common area expenses. The Lease required a security deposit of $5,500, which the Company paid in September 2017. At the end of the Lease the Company, at its sole discretion, has the right to extend the Lease term for one additional 12 month period at a rental rate commensurate with the then current market conditions for a similar space in the same area.

Upon the purchase of Trace Analytics the Company assumed a lease for 3,734 square feet of office space. The lease commenced on October 1, 2014 and requires the Company to pay $5,081 per month (“Base Rent”) or $60,972 per year for a total remaining commitment of $30,486 through the lease expiration September 30, 2019. At the end of the lease the Company, at its sole discretion, has the right to extend the Lease term for five year period at a rental rate increase of twelve and a half percent (12.5%).

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

Employment Agreement

On May 28, 2019, the board of directors of the Company, announced that it had appointed Raymond Urbanski, M.D., Ph.D. age 59, as Chief Executive Officer and a director of the Company. The board of directors of the Company is now comprised of four persons: Chris Bridges, John Brady, Scott Stevens and Raymond Urbanski.

In connection with Mr. Urbanski’s appointment as Chief Executive Officer and a director of the Company, on May 17, 2019, the board of directors approved an Executive Employment Agreement (the “Employment Agreement”), dated May 1, 2019, by and between the Company and Dr. Urbanski. Under the terms of this agreement, the Company agreed to pay Dr. Urbanski and annual base salary of $275,000.

APPLIED BIOSCIENCES CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED

MARCH 31, 2019 AND 2018

The Employment Agreement also provide that the Company shall grant Dr. Urbanski a non-qualified stock option (the “First Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock, at an exercise price equal to the “fair market value of the shares at the start of trading” on the date of the Agreement, which is May 1, 2019. The opening price per share of the Company’s common stock on the OTCQB on May 1, 2019 was $1.23 per share. One-third (1/3) of the Option vests on each of the following dates: (i) May 31, 2019, (ii) April 1, 2020, and (iii) April 1, 2021.

The Employment Agreement also provides that the Company shall grant Dr. Urbanski a non-qualified stock option (the “Second Option”) an additional 3% of “the Company’s fully diluted common stock,” at an exercise price equal to the “fair market value of the shares at the start of trading” on the date of the Agreement, which is May 1, 2019. The opening price per share of the Company’s common stock on the OTCQB on May 1, 2019 was $1.23 per share. One-third (1/3) of the Option vests upon the occurrence of each of the following events: (i) the Company “raised a combined $3,000,000”, (ii) “opening of the first IND with the FDA, or equivalent ex-US”, and (iii) the “Company being listed on a National Exchange.”

Stock Option Plan

On May 17, 2019, the board of directors of the Company approved and adopted the terms and provisions of a 2019 Stock Option Plan (the “Plan”) for the Company. No stockholder approval has been obtained approving the Plan. An aggregate of 2,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under Plan. No options have yet been issued under the Plan.

Convertible Debt

From April 2019 to date of the filing of this Form 10-K, the Company issued two separate Convertible Promissory Notes (“Notes”) having a total principal amount of $225,954 to two separate accredited holders. Interest ranges from 0% to 1% per month and the note holders, at their sole discretion and election, are allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00.

Common Stock

On April 1, 2019, the Company issued 50,000 shares of common stock which remained to be issued upon conversion of outstanding principal and interest of Notes payable on March 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (who is our principal executive officer and our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Our Chief Executive Officer has concluded, based on his evaluation, that as of March 31, 2019, our disclosure controls and procedures were not effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the President and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the 2013 version of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019 based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Director or Officer Since	Age	Positions
Dr. Raymond Urbanski	2019	59	Chief Executive Officer and Director
Scott Stevens	2019	43	Chairman of the Board of Directors
Chris Bridges	2017	40	President and Director
JJ Southard	2019	42	Secretary and Treasurer
John Brady	2018	53	Director

Dr. Raymond Urbanski

Chief Executive Officer and Member of the Board of Directors

Dr. Raymond Urbanski has served as our Chief Executive Officer and a Director since May 28, 2019. Prior to joining us, Dr. Urbanski served as Chief Executive Officer of GT BioPharma, Inc. (OTCQB: GTBP), from July 3, 2018 until March 15, 2019; and also served as President from May 9, 2018 until March 15, 2019, and Chief Medical Officer from September 1, 2017 until March 15, 2019. He also was the Chief Medical Officer for MannKind Corporation (NASDAQ:MNKD) from August 2015 to September 2017. He was the Chief Medical Officer for Mylan Inc. (NASDAQ:MYL) from August 2012 to September 2014. Dr. Urbanski spent eight years with Pfizer Inc. (NYSE:PFE), or Pfizer, and held several positions with Pfizer, including Vice President and Chief Medical Officer of the Established Products Business Unit, Senior Medical Director of Oncology Clinical R&D, Senior Medical Director of Breast Cancer Products and Medical Director of Diversified Products. He brings extensive experience in developing and overseeing clinical studies, including Phase 3b and Phase 4 studies (including line extensions) for sunitinib (Sutent), exemestane (Aromasin), irinotecan (Camptosar), epirubicin (Ellence), axitinib, IGF1R inhibitor, and tremilimumab. In addition to his role with Pfizer, Dr. Urbanski has also served as chief medical officer of Metabolex Inc. from October 2011 to June 2012, and senior director of U.S. Medical Affairs for Aventis (NYSE:SNY).

Scott Stevens

Chairman of the Board of Directors

Scott Stevens has served as a Director since April 15, 2019, and Chairman of the Board of Directors since May 17, 2019. Since 2014, Mr. Stevens has been a Partner at Grays Peak Capital, a global investment firm located in New York. Mr. Stevens has over twenty years of global investment experience in finance, technology, consulting and M&A. Prior to Grays Peak, Mr. Stevens was a Portfolio Manager for sixteen years in public and private market investing. Before joining the buyside, Mr. Stevens was an Analyst at Merrill Lynch & Co. in the Mergers & Acquisitions Group where he completed over $20 billion of transactions in various sectors including aerospace/defense, media, healthcare, and energy. Mr. Stevens graduated from the University of Michigan (BA Economics) in 1998. Mr. Stevens’ experience in finance and M&A led to our conclusion that Mr. Stevens should be serving as a member of our board of directors in light of our business and structure.

Chris Bridges

President and Member of the Board of Directors

Chris Bridges has served as our President since February 10, 2017, and as a Director since March 9, 2017. Chris Bridges has served as the Chief Executive Officer of Vessix Inx, a virtual payment systems business which provides payment services designed for the aviation industry, since January 2013. From January 2009 until September 2013, Mr. Bridges served as a director of Banctek Solutions, which provides merchant bankcard processing services to all types of merchants. From January 2005 until January 2008, Mr. Bridges was Executive Vice President - Acquisitions at PRS Assets, of Denver, Colorado.

JJ Southard

Secretary and Treasurer

JJ Southard has served as our Secretary and Treasurer since September 21, 2018. Since 2011, Mr. Southard has served as the Chief Executive Officer of Sand Gallery, Inc., a glass-blowing studio and art gallery, located in Steamboat Springs, Colorado, and founded by Mr. Southard. From 2008 until 2011, Mr. Southard founded and served as Chief Executive Officer of Natural Choice Co-Op, LLC, a cannabis dispensary located in Steamboat Springs, Colorado. In 2000, Mr. Southard obtained a Bachelor of Arts (Psychology) from University of Wyoming.

John Brady

Director

John Brady has served as a Director since December 28, 2018. He also served as our Secretary from October 3, 2016, until September 21, 2018, and as our Treasurer since January 5, 2018, until September 21, 2018. Mr. Brady spent the first part of his career as a broker and owner of a boutique investment banking brokerage firm. For the past 12 years, he has been an independent consultant, advising on strategic business planning. Mr. Brady attended Brooklyn College from 1983 to 1987.

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

Significant Employees and Consultants

As of March 31, 2019, the Company has no significant employees, other than its officers and directors acting in such capacity.

Audit Committee and Conflicts Of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early business development stage company and has only four directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2019, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Employment Agreements

Pursuant to an Executive Employment Agreement (the “Employment Agreement”), dated May 1, 2019, by and between the Company and Dr. Raymond Urbanski, our Chief Executive Officer and a Director, we agreed to pay Dr. Urbanski and annual base salary of $275,000.

The Employment Agreement also provide that the Company shall grant Dr. Urbanski a non-qualified stock option (the “First Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock, at an exercise price equal to the “fair market value of the shares at the start of trading” on the date of the Agreement, which is May 1, 2019. The opening price per share of the Company’s common stock on the OTCQB on May 1, 2019 was $1.23 per share. One-third (1/3) of the Option vests on each of the following dates: (i) May 31, 2019, (ii) April 1, 2020, and (iii) April 1, 2021.

The Employment Agreement also provides that the Company shall grant Dr. Urbanski a non-qualified stock option (the “Second Option”) an additional 3% of “the Company’s fully diluted common stock,” at an exercise price equal to the “fair market value of the shares at the start of trading” on the date of the Agreement, which is May 1, 2019. The opening price per share of the Company’s common stock on the OTCQB on May 1, 2019 was $1.23 per share. One-third (1/3) of the Option vests upon the occurrence of each of the following events: (i) the Company “raised a combined $3,000,000”, (ii) “opening of the first IND with the FDA, or equivalent ex-US”, and (iii) the “Company being listed on a National Exchange.”

The Employment Agreement also provides that the Company shall reimburse Dr. Urbanski “for travel, lodging, entertainment and meal expenses incurred in connection with the performance of services for the Company, including, but not limited to, traveling from his home to Company offices.”

Indemnification Agreements

We have an indemnification agreement with each of our officers and directors, pursuant to which the Company has agreed to indemnify each such person for claims against him that may arise in connection with the performance of his duties as an officer or director of the Company, as the case may be.

Family Relationships

No family relationships exist between our officers and directors or any person who is an affiliate of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers for the fiscal years ended March 31, 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Option Awards ($)	Nonqualified Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Damian	2019	0	0	0	0	0	0	0	0
Marley (1)	2018	0	0	0	0	0	0	0	0

Chris	2019	0	0	(6)	0	0	0	0	0
Bridges (2)	2018	0	0	(6)	0	0	0	0	0

John	2019	0	0	(7)	0	0	0	0	0
Brady (3)	2018	0	0	0	0	0	0	0	0

Dan	2019	0	0	0	0	0	0	0	0
Dalton (4)	2018	0	0	0	0	0	0	0	0

JJ	2019	0	0	272,250 (8)	0	0	0	0	0
Southard (5)	2018	0	0	0	0	0	0	0	0

___________

(1)	Served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017. Served as director from October 3, 2016, until March 5, 2018.
(2)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(3)	Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018. Resigned as Secretary and Treasurer on September 21, 2018.
(4)	Served as Treasurer from October 3, 2016, to January 5, 2018.
(5)	Appointed Secretary and Treasurer on September 21, 2018.
(6)	Mr. Bridges received stock-based compensation for his services as a director, as disclosed in the director compensation table, under “Item 11 Executive Compensation.”
(7)	Mr. Brady received stock-based compensation for his services as a director, as disclosed in the director compensation table, under “Item 11 Executive Compensation.”
(8)	Fair value calculated based on the closing price of the common stock on the grant date.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended March 31, 2019.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended March 31, 2019.

We currently do not pay any compensation to our directors serving on our board of directors.

Stock Option Grants

The following table sets forth stock option grants and compensation or the fiscal year ended March 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Damian Marley (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Chris Bridges (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

John Brady (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Dan Dalton (4)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

JJ Southard (5)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

____________

(1)	Served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017. Served as director from October 3, 2016, until March 5, 2018.
(2)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(3)	Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018. Resigned as Secretary and Treasurer on September 21, 2018.
(4)	Served as Treasurer from October 3, 2016, to January 5, 2018.
(5)	Appointed Secretary and Treasurer on September 21, 2018.

Director Compensation

The following table sets forth director compensation or the fiscal year ended March 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Damian Marley (1)	-0-	-0-		-0-	-0-	-0-	-0-	-0-
Chris Bridges (2)	-0-	242,000	(4)	-0-	-0-	-0-	-0-	242,000
John Brady (3)	-0-	242,000	(5)	-0-	-0-	-0-	-0-	242,000

_____________

(1)	Served as President and Chief Executive Officer from October 3, 2016 until February 10, 2017. Served as director from October 3, 2016, until March 5, 2018.
(2)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(3)	Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018. Resigned as Secretary and Treasurer on September 21, 2018.
(4)

$375,000 of stock-based compensation granted during the fiscal year ended March 31, 2018. Fair value of all stock grants to Mr. Bridges calculated based on the closing price of the common stock on the grant date.

(5)	Fair value of stock grant to Mr. Brady calculated based on the closing price of the common stock on the grant date.

We currently do not pay any compensation to our directors for serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of June 26, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 13,447,113 shares of our common stock issued and outstanding as of June 26, 2019. Except as noted below, we do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Chris Bridges (3)	226,679	0.01%
Common Stock	John Brady (4)	1,961,000	14.5%
Common Stock	SBS Family Trust (5)	1,800,000	13.3%
Common Stock	Scott Stevens (6)	1,200,000	8.9%
Common Stock	Dr. Raymond Urbasnki (7)	358,334	2.6%
Common Stock	JJ Southard (8)	250,000	1.8%
All directors and executive officers as a group (5 persons)		5,796,013	43.1%

______________

(1)	Calculated based on 13,447,113 shares of common stock issued and outstanding on June 26, 2019.
(2)	Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 9701 Wilshire Blvd., Suite 1000, Beverly Hills, California 90212.
(3)	Appointed President on February 10, 2017, and appointed director on March 9, 2017.
(4)

Appointed Secretary on October 3, 2016. Elected director on December 28, 2017, and appointed Treasurer on January 5, 2018. Resigned as Secretary and Treasurer on September 21, 2018. 1,561,000 shares held by John R. Brady Living Trust, and 400,000 shares held by Equinox Consulting LLC.

(6)

Appointed a Director on April 15, 2019, and Chairman of the Board of Directors since May 17, 2019. 650,000 shares held indirectly by SBS Management, and 100,000 shares held indirectly by Grays Peak LLC.

(7)	Appointed Chief Executive Officer and a Director since May 28, 2019. 333,334 shares underlie a stock option, which has vested and may be exercised at any time at an exercise price of $1.23 per share.
(8)	Appointed Secretary and Treasurer September 21, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding Common Stock or their family members, that exceeded the lesser of $0.12 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

Pursuant to an Executive Employment Agreement (the “Employment Agreement”), dated May 1, 2019, by and between the Company and Dr. Raymond Urbanski, our Chief Executive Officer and a Director, we agreed to pay Dr. Urbanski and annual base salary of $275,000.

The Employment Agreement also provide that the Company shall grant Dr. Urbanski a non-qualified stock option (the “First Option”) to purchase an aggregate of 1,000,000 shares of the Company’s common stock, at an exercise price equal to the “fair market value of the shares at the start of trading” on the date of the Agreement, which is May 1, 2019. The opening price per share of the Company’s common stock on the OTCQB on May 1, 2019 was $1.23 per share. One-third (1/3) of the Option vests on each of the following dates: (i) May 31, 2019, (ii) April 1, 2020, and (iii) April 1, 2021.

The Employment Agreement also provides that the Company shall grant Dr. Urbanski a non-qualified stock option (the “Second Option”) an additional 3% of “the Company’s fully diluted common stock,” at an exercise price equal to the “fair market value of the shares at the start of trading” on the date of the Agreement, which is May 1, 2019. The opening price per share of the Company’s common stock on the OTCQB on May 1, 2019 was $1.23 per share. One-third (1/3) of the Option vests upon the occurrence of each of the following events: (i) the Company “raised a combined $3,000,000”, (ii) “opening of the first IND with the FDA, or equivalent ex-US”, and (iii) the “Company being listed on a National Exchange.”

The Employment Agreement also provides that the Company shall reimburse Dr. Urbanski “for travel, lodging, entertainment and meal expenses incurred in connection with the performance of services for the Company, including, but not limited to, traveling from his home to Company offices.”

The Company agreed to reimburse Dr. Urbanski $1,500 for his attorneys’ fees in preparing the Employment Agreement.

During the period SBS Management LLC, a company controlled by Mr. Scott Stevens, who was appointed to the Company’s board of directors on April 15, 2019, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of March 31, 2019, the amounts due SBS were $42,034 and are included in accounts payable on the accompanying balance sheet. During the year ended March 31, 2019, the Company paid SBS Management LLC $112,500 for management services. In addition, the Company reimbursed a SBS Management LLC $63,000 for rent expense which amount has been included in general and administrative expense for the period. There were no such amounts invoiced during the year ended March 31, 2018.

During the years ended March 31, 2019 and 2018. The Company granted 200,000 and 150,000 shares, respectively, of its common stock to Chris Bridges as payment for services rendered to the Company.

During the year ended March 31, 2019, the Company granted 250,000, 225,000, and 200,000 shares of its common stock to SBS management LLC, JJ Southard, and John Brady, respectively. As payment for services rendered to the company.

We entered into an Indemnification Agreement, dated September 21, 2018, with JJ Southard, pursuant to which the Company has agreed to indemnify Mr. Southard for claims against him that may arise in connection with the performance of his duties as Secretary and Treasurer of the Company.

Director Independence

Our Board is currently composed of four members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we have determined that none of our directors would qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2019 and 2018, the total fees charged to the Company for audit services, including quarterly reviews were $65,000 and $41,000, for tax services and other services were $0 and $0, respectively.

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

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (3)
3.1.3	Certificate of Change (3)
3.1.4	Certificate of Amendment (4)
3.2	Bylaws (2)
23.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Amendment No. 1 to Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on March 5, 2018.

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: July 1, 2019	By:	/s/ Raymond W. Urbanski
	Name:	Raymond W. Urbanski M.D, Ph.D.
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond W. Urbanski, and each of them, as his true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K of Applied BioSciences Corp. for the fiscal year ended March 31, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Power of Attorney has been signed by the following persons in the capacities and on the dates stated.

Date: July 1, 2019	By:	/s/ Scott Stevens
	Name:	Scott Stevens
	Title:	Chairman of the Board of Directors

Date: July 1, 2019	By:	/s/ Chris Bridges
	Name:	Chris Bridges
	Title:	President and Director

Date: July 1, 2019	By:	/s/ John Brady
	Name:	John Bracy
	Title:	Director

