Form 10-Q
period 2019-06-30
Applied BioSciences Corp.
filed 2019-08-14
CIK 1607549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(310) 356-7374

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 2019 there were 13,447,110 shares of common stock, $0.00001 par value per share, outstanding.

APPLIED BIOSCIENCES CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

i

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$37,940	$47,044
Accounts receivable, net	70,010	163,405
Inventory	115,354	78,737
Prepaids and other current assets	16,269	65,273
Total Current Assets	239,573	354,459

Property and equipment, net	412,299	452,048
Equity investments	898,292	898,292
Goodwill	1,941,149	1,941,149
Other assets	29,990	5,500
TOTAL ASSETS	$3,521,303	$3,651,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$245,386	$278,546
Note Payable	25,000	25,000
Convertible note payable, net of debt discount of $50,336 at June 30, 2019	199,603	-
Convertible note payable to related party net of debt discount of $5,088 at June 30, 2019	134,912	-
Accrued expenses	69,767	70,720
Total Current Liabilities	674,668	374,266
Commitments and Contingencies		-
Stockholders’ Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized;
none issued and outstanding at June 30, 2019 (unaudited) and March 31, 2019, respectively	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized:
13,447,110 issued and outstanding at June 30, 2019 (unaudited) and 13,397,110 at March 31, 2019, respectively	136	135
Additional paid in capital	7,019,622	6,892,242
Common stock to be issued, 358,805 and 408,805 shares at
June 30, 2019 (unaudited) and March 31, 2019, respectively	723,807	773,807
Accumulated deficit	(5,955,157)	(5,531,260)
Total Applied BioSciences Corp. Stockholders’ Equity	1,788,408	2,134,924
Non-controlling interest	1,058,227	1,142,258
Total Stockholders’ Equity	2,846,635	3,277,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,521,303	$3,651,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
REVENUE, NET
Products	$85,740	$10,434
Services	125,717	-
Total revenues, net	211,457	10,434

COST OF REVENUE
Products	78,892	17,758
Services	20,905	-
Total costs of revenue	99,797	17,758

GROSS MARGIN (LOSS)	111,660	(7,324)

EXPENSES
Sales and marketing	109,626	344,044
General and administrative	444,049	207,146
Depreciation and amortization	39,749	293
TOTAL OPERATING EXPENSES	593,424	551,483
OPERATING LOSS	(481,764)	(558,807)
Other Income (Expense)
Change in fair value of equity investments	-	158,929
Interest Expense	(26,164)	(1,879)
Total other (expense), net	(26,164)	157,050
NET LOSS	(507,928)	(401,757)
Less: Net loss attributable to non- controlling interest	84,031	6,256
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(423,897)	$(395,501)

LOSS PER COMMON SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,805,915	10,499,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 31, 2019 AND 2018 (UNAUDITED)

	Common Stock		Common	Additional	Non-
	$0.00001 Par		Stock to be	Paid In	Controlling	Accumulated	Stockholders’
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2019	13,397,110	$135	$773,807	$6,892,242	$1,142,258	$(5,531,260)	$3,277,182
Issuance of common stock previously committed but not issued	50,000	1	(50,000)	49,999			-
Beneficial conversion feature associated with issuance of convertible notes				77,381			77,381
Net loss					(84,031)	(423,897)	(507,928)
Balance, June 30, 2019 (unaudited)	13,447,110	$136	$723,807	$7,019,622	$1,058,227	$(5,955,157)	$2,846,635

Balance, March 31, 2018	10,499,610	$105	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442
Issuance of common stock previously committed but not issued	50,000	1	(100,000)	99,999			-
Issuance of common stock for cash			75,000				75,000
Fair value of shares issued to consultant for services	90,000	1	45,926	179,999			225,926
Fair value of shares issued to advisory board member	25,000	-		51,000			51,000
Beneficial conversion feature associated with a convertible note				28,705			28,705
Net loss					(6,256)	(395,501)	(401,757)
Balance, June 30, 2018 (unaudited)	10,664,610	$107	$546,926	$3,414,000	$(15,283)	$(3,297,434)	$648,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(507,928)	$(401,757)
Adjustment to reconcile net loss to net cash used in operating activities:
Unrecognized gain on equity investments	-	(158,929)
Amortization of debt discount	21,957	1,799
Fair value of shares issued to consultants	-	193,760
Depreciation	39,749	293
Allowance for bad debt	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	76,420	(1,419)
Inventory	(36,617)	(25,319)
Prepaid and other current assets	16,489	109,771
Accounts payable and accrued expenses	(34,112)	119,765
Net cash used in operating activities	(399,043)	(162,036)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	389,939	29,500
Proceeds from issuance of common stock	-	75,000
Net cash provided by financing activities	389,939	104,500

NET CHANGE IN CASH	(9,104)	(57,536)

CASH, BEGINNING OF PERIOD	47,044	60,934

CASH, END OF PERIOD	$37,940	$3,398

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued to consultants recorded as prepaid	$-	$83,166
Fair value of beneficial conversion feature related to issuance of convertible notes	$77,381	$28,705

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

In January 2019, the Company closed on a purchase of 520,410 shares of common stock of Trace Analytics, Inc., a Washington corporation (“Trace Analytics”), for an aggregate purchase price of $1,250,000, of which $750,000 was paid in cash and $500,000 was paid in shares of common stock of the Company. Trace Analytics is a cannabis testing laboratory. Immediately following the purchase, the Company held 51% of the issued and outstanding shares of common stock of Trace Analytics and have included the financial results of Trace Analytics in the condensed consolidated financial statements from the date of acquisition, January 1, 2019.

On April 8, 2019, the Company formed Applied Biopharma LLC, a wholly-owned subsidiary, in the state of Nevada, with the intention of establishing and growing the biopharmaceutical business of the Company. Applied Biopharma LLC is focused on the development and commercialization of novel therapeutics to treat metabolic diseases, peripheral neuropathy, progressive lung disease and ischemic reperfusion injury. Its principal business objective is to develop science-driven synthetic cannabinoid therapeutics that satisfy unmet medical needs and continue to drive innovation in the endocannabinoid space.

Basis of presentation – Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2020, or for any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended March 31, 2019, which are included in the Company’s Report on Form 10-K for such year filed on July 1, 2019.

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $507,928 and used $399,043 of cash in operating activities during the three months ended June 30, 2019. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2019 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the three months ended June 30, 2019, the Company issued convertible notes for total proceeds of $389,939 in private placements with accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Applied Products LLC, VitaCBD LLC, an 80% owned entity, Trace Analytics, Inc., a 51% owned entity, all Washington limited liability companies, and Applied Biopharma LLC and SHL Management LLC, both 100% owned Nevada limited liability companies. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

Revenue Recognition

The Company’s revenue is principally derived from its subsidiaries, Applied Products LLC, and Trace Analytics.

•	Applied Products LLC revenues are generated from sales of high-quality CBD products for consumer and pet health and wellness. Sales of these products are made to individual distributors and through online sales. Revenue from the sale of these products was $85,740 and $10,434 during the three months ended June 30, 2019 and 2018, respectively

•	Trace Analytics generates revenue from services by offering state-of-the-art testing and analytics capabilities to CBD and hemp companies. Sales of these services are to marijuana producers and processors, dispensaries, and CBD and hemp companies. Revenue from the sale of these services was $125,717 during the three months ended June 30, 2019.

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the three-month periods ended June 30, 2019 and 2018 amounted to $38,476 and $27,358, respectively, and were included in “Sales and marketing expenses” in the Consolidated Statements of Operations.

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

Investments

The Company follows ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. As such, the Company measures its equity investments at their fair value at end of each reporting period.

Investments accounted for under the equity method or cost method of accounting above are included in the caption “Equity investments” on the Condensed Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. There were no indicators of impairment as of June 30, 2019.

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification (“ASC”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using a Black-Scholes-Merton option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company’s statements of operations. In prior periods up to March 31, 2019, the Company accounted for share-based compensation issued to nonemployees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718):Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended June 30, 2019 or the previously reported financial statements.

Segments

The Company operates in one segment for the distribution of products and services. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	March 31, 2019
Lab Equipment	$569,484	$569,484
Office Furniture and Equipment	57,562	57,562
Leasehold Improvements	21,557	21,557
	648,603	648,603
Less: Accumulated Depreciation	(236,304)	(196,555)
	$412,299	$452,048

NOTE 4 – EQUITY INVESTMENTS

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	June 30, 2019	March 31, 2019
(A) GemmaCert	$93,529	$93,529
(B) Hightimes Holdings Corp.	654,763	654,763
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC	100,000	100,000
	$898,292	$898,292

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

As a private company, GemmaCert does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in GemmaCert during the three months ended June 30, 2019. As such, the Company has measured the value of the investment $2.536 per share, reflecting the most recent purchase price, which is believed to approximate market value.

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). During the fiscal year ended March 31, 2019, the Company was able to obtain observable evidence that the investment had a market value of $11.00 per share, or an aggregate value of $654,763. Hightimes owns High Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com. There have been no observable price changes from transactions for similar investments in Hightimes during the three months ended June 30, 2019.

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

As a private company, Precision does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Precision during the three months ended June 30, 2019. As such, the Company has measured the value of the investment at cost as of June 30, 2019, which management believes approximates market value.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments.

As a private company, Bailey does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Bailey during the fiscal year ended March 31, 2019. As such, the Company has measured the value of the investment at cost as of June 30, 2019, which management believes approximates market value.

As the Company does not participate in the management of these companies nor has the ability to exercise significant influence over these companies, the Company recorded these investments at cost and adjusts the cost basis to market at the end of each reporting period. Dividends, if any, are recognized when received.

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

For the three months ended June 30, 2018
(unaudited)

Revenue	$230,954
Operating loss	(588,994)
Net loss	(425,688)
Net loss per share	(0.04)

NOTE 6 – CONVERTIBLE NOTES

During the three months ended June 30, 2019, the Company issued separate Convertible Promissory Notes (“Notes”) having a total principal amount of $249,939 to an accredited holder at an interest rate of 1% per month. The note holder, at his sole discretion and election, is allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00. As of June 30, 2019, none of the Notes were converted, and as such, principal balance of was $249,939 as of the period then ended.

The Notes were issued when the market price of the Company’s common stock was in excess of the $1.00 per share conversion price creating a beneficial conversion feature associated with these Notes with an aggregate amount of $71,381 at issuance dates. As such, the Company recorded the $71,381 intrinsic value of the beneficial conversion feature at issuance dates of the Notes as additional paid-in capital, and recognized as a debt discount. The debt discount is being amortized as interest expense over the terms of the related notes. During the three-month period ended June 30, 2019, the Company recorded amortization of the debt discount of $21,045 as interest expense. As such, unamortized debt discount as of June 30, 2019 related to these Notes was $50,336.

NOTE 7 – RELATED PARTY TRANSACTIONS

Transaction with SBS Management LLC

During the period SBS Management LLC, a company controlled by Mr. Scott Stevens, who was appointed to the Company’s board of directors on April 15, 2019 made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of June 30, 2019, the amounts due SBS were $19,805 and are included in accounts payable on the accompanying balance sheet. During the three months ended June 30, 2019, the Company paid SBS Management LLC $37,500 for management services. In addition, the Company reimbursed SBS Management LLC $15,000 for rent expense which amount has been included in general and administrative expense for the period. There were no such amounts invoiced during the three months ended June 30, 2018.

Convertible Notes Payable - Related Parties

On May 15, 2019, the Company’s Board of Directors approved the issuance of a convertible promissory note (the “Note”) in the principal amount of $250,000 to Greys Peak Ventures LLC, an investment firm whose partners include Scott Stevens and Chris Bridges, both directors of the Company. The Note is due December 31, 2019, holds a 0% interest rate, and is convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at a purchase price of $1.00 per share. As of June 30, 2019, the Company had borrowed $140,000 against the Note.

A portion of the Notes were issued when the market price of the Company’s common stock was in excess of the $1.00 per share conversion price creating a beneficial conversion feature associated with these Notes with an aggregate amount of $6,000 at issuance dates. As such, the Company recorded the $6,000 intrinsic value of the beneficial conversion feature at issuance dates of the Notes as additional paid-in capital, and recognized as a debt discount. The debt discount is being amortized as interest expense over the terms of the related notes. During the three-month period ended June 30, 2019, the Company recorded amortization of the debt discount of $912 as interest expense. As such, unamortized debt discount as of June 30, 2019 related to these Notes was $5,088.

NOTE 8 – SUBSEQUENT EVENTS

Convertible Debt

From July 2019 to date of the filing of this Form 10-Q, the Company issued Convertible Promissory Notes (“Notes”) having a total principal amount of $25,000 to an accredited holder, Greys Peak Ventures LLC, an investment firm whose partners include Scott Stevens and Chris Bridges, both directors of the Company. Interest is 0% per month and the note holder, at its sole discretion and election, is allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at a fixed price per share of $1.00.

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

Acquisition of Trace Analytics, Inc.

On January 7, 2019, we closed on a purchase of 520,410 shares of common stock of Trace Analytics, Inc., a Washington corporation (“Trace Analytics”). Pursuant to a Common Stock Purchase Agreement, the Company purchased Trace Analytics at a purchase price of $2.40 per share, for an aggregate purchase price of $1,250,000, of which 141,850 shares remain to be issued. Trace Analytics is a cannabis testing laboratory acquired to enable the Company to position itself as the leading provider of testing solutions for CBD products for both compliance requirements and consumer safety as these products continue to increase in popularity. Immediately following the purchase, we held 51% of the issued and outstanding shares of common stock of Trace Analytics and have included the financial results of Trace Analytics in our condensed consolidated financial statements from the date of acquisition, January 1, 2019.

The Common Stock Purchase Agreement included the option for Trace to repurchase 205,410 shares of Common Stock based on the occurrence of certain Repurchase Triggering Events. Based on a review of the Repurchase Triggering Events, we considered unlikely that any of the events will occur. Additionally, we entered into a Voting Agreement with Trace concurrent with the Common Stock Purchase Agreement. The Voting Agreement provided for the designation of three out of five positions on the Trace Analytics Board of Directors by the Company. The Voting Agreement also detailed certain transactions that require two-thirds approval by the Board of Directors. The Voting Agreement is not considered to impact the ability of the Company to control the operations and assets of Trace Analytics.

Applied Biopharma LLC

On April 8, 2019, the Company formed Applied Biopharma LLC, a wholly-owned subsidiary, in the state of Nevada, with the intention of establishing and growing the biopharmaceutical business of the Company. Applied Biopharma LLC is focused on the development and commercialization of novel therapeutics to treat metabolic diseases, peripheral neuropathy, progressive lung disease and ischemic reperfusion injury. Its principal business objective is to develop science-driven synthetic cannabinoid therapeutics that satisfy unmet medical needs and continue to drive innovation in the endocannabinoid space.

Results of Operations

Our revenue, operating expenses, and net loss from operations for our three months ended June 30, 2019 as compared to our three months ended June 30, 2018 were as follows:

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months	Three Months		Percentage
	Ended	Ended	$ Change	Change
	June 30, 2019	June 30, 2018	Inc (Dec)	Inc (Dec)
REVENUE, NET
Products	$85,740	$10,434	$75,306	722%
Services	125,717	-	125,717	-
Total costs of revenue	211,457	10,434	201,023	1927%

COST OF REVENUE
Products	78,892	17,758	61,134	344%
Services	20,905	-	20,905	-
Total costs of revenue	99,797	17,758	82,039	462%

GROSS MARGIN (LOSS)	111,660	(7,324)	118,984	-

EXPENSES
Sales and marketing	109,626	344,044	(234,418)	(68)%
General and administrative	444,049	207,146	236,903	114%
Depreciation and Amortization	39,749	293	39,456	13466%
TOTAL OPERATING EXPENSES	593,424	551,483	41,941	8%
OPERATING LOSS	(481,764)	(558,807)	(77,043)	(14)%
Other Income (Expense)
Change in fair value of equity investments	-	158,929	(158,929)	-
Interest Expense	(26,164)	(1,879)	(24,285)	1,292%
Total other income, net	(26,164)	157,050	(183,214)	-
NET LOSS	(507,928)	(401,757)	106,171	26%
Less: Net loss attributable to non controlling interest	84,031	6,256	77,775	1,243%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(423,897)	$(395,501)	$28,396	7%

Revenues: Revenue relate to shipments of cannabidiol (“CBD”) brand products and lab testing services. During the three months ended June 30, 2019, revenue from our CBD product lines was $85,740 as compared to $10,434 for the three months ended June 30, 2018. The increase reflects higher sales across all of our CBD brand product lines, most notably in our topical products, combined with expansion into sales of bulk hemp seed and raw CBD. Service revenue resulting from our lab testing is attributed solely to the acquisition of Trace Analytics in January 2019, and totaled $125,717 for the three months ended June 30, 2019.

Cost of Revenue: Cost of goods sold is driven by product sales, and primarily consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the three months ended June 30, 2019, we incurred $78,892 of costs to purchase product which represented 92% of our product revenues as compared to $17,758 or 170% of our product revenues for the three months ended June 30, 2018. Similar to revenues, product costs for the three months ended June 30, 2019 were driven by costs of bulk hemp seed and raw CBD. For the three months ended June 30, 2018, the Company incurred significant labeling costs associated with its product sales. Cost of services of $20,905 related to our lab testing services, and is attributed solely to the acquisition of Trace Analytics.

Gross Margin: For the three months ended June 30, 2019, gross margin from sale of our CBD products was $6,848 or 8% of products revenue as compared to a net margin loss of $7,324 for the three months ended June 30, 2018. The improved gross margin percentage is primarily due reduced labeling costs driven by higher volume sales of CBD products. Overall Gross Margin on product sales remains low due to lower margins on sales of bulk hemp seed and raw CBD. Gross margin from our lab testing services, which started January 1, 2019, totaled $104,812 or 83% of our lab testing revenues.

Sales and marketing: Sales and marketing expenses are mainly comprised of advertising, public relations, investor relations, events, and website marketing costs. Sales and marketing expenses decreased to $109,626 for the three months ended June 30, 2019 as compared to $344,044 for the three months ended June 30, 2018. The decrease is due to a significant reduction in spending for investor relations services as the Company moves to a more focused approach to build awareness and increase its profile with the investor community.

General and administrative: General and administrative expenses are mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $236,903 to $444,049 for the three months ended June 30, 2019 as compared to $207,146 for the three months ended June 30, 2018. Over 95% of the increase can be attributed to the acquisition of Trace Analytics, with general and administrative expenses for the remainder of the Company essentially flat compared to the three months ended June 30, 2018.

Depreciation and amortization: Depreciation expense was $39,749 for the three months ended June 30, 2019 as compared to $293 for the three months ended June 30, 2018. The increase is driven solely by depreciation on equipment acquired in connection with the acquisition of Trace Analytics in January 2019.

Change in fair value of Equity Investments: On April 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. As such, during the three months ended June 30, 2018, we measured our equity investments at each reporting period at fair value with changes in fair value recognized in net income. During the three months ended June 30, 2018, we were able to obtain observable evidence that the fair value of certain equity investments had increased by $158,929. As such, we recorded an unrecognized gain from the change in market value of $158,929 during the three months ended June 30, 2018. There was no observable evidence in the change in fair market value for any of our equity investments during the three months ended June 30, 2019. As such no unrecognized gains or losses were recorded on our equity investments during this period.

Interest Expense: During the three months ended June 30, 2019 and 2018, we recorded $4,207 and $80, respectively, of interest costs related to convertible notes along with amortization of $21,957 and $1,799, respectively, of debt discount recorded in conjunction with the convertible notes. The increases were driven by increased funding from convertible notes for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the three months ended June 30, 2019 is as follows:

Net cash used in operating activities was $399,043 for the three months ended June 30, 2019 as compared to $162,036 for the three months ended June 30, 2018. The increase in cash used in operations was primarily driven by the acquisition of Trace Analytics and the general and administrative costs associated with Trace operations. Additional increases were due to sales and marketing costs related to growth in CBD products revenue.

Net cash used in investing activities during the three months ended June 30, 2019 and 2018 was nil.

Net cash provided by financing activities for the three months ended June 30, 2019 was $389,939 as compared to $104,500 for the three months ended June 30, 2018. The increase in cash provided by financing activities was driven by the issuance of convertible notes with proceeds used to support increased general and administrative and sales and marketing activities during the three months ended June 30, 2019 as noted above. We anticipate additional financing activities in the coming months to support continued growth in our products and services revenue along with acquisitions of assets to establish and grow our biopharmaceutical operations.

Going Concern

As reflected in the condensed consolidated financial statements contained elsewhere is this Form 10-Q, as of June 30, 2019 we had cash on hand and had an accumulated deficit of $37,940 and $5,955,157, respectively, and during the three months ended June 30, 2019, we utilized cash for operations and incurred a net loss of $399,043 and $507,928, respectively. Our uses of cash have been primarily for strategic investments along with support for operations and marketing efforts to promote and develop our CBD products and our company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities and issuance of convertible notes, along with revenues from our principal business activities. Further, we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared.

As of the date of this Form 10-Q, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing. Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the three months ended June 30, 2019, we raised $389,939 through the issuance of convertible notes to accredited investors. However, we anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. Additionally, substantial cash will be needed to establish and advance our biopharmaceutical operations. As such, we will need additional funds to operate our business through and beyond the date of this Form 10-Q filing. There can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

Goodwill

Goodwill will be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, management concluded that as of June 30, 2019, our disclosure controls and procedures were not effective. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On March 8, 2019, the Company’s Board of Directors approved the offer and sale of a convertible promissory note (the “Note”) in the principal amount of $250,000. The Note is due March 31, 2020, bears interest at 1% per month, and is convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at purchase price of $1.00 per share. The Company made the offering to an “accredited investor” in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506, promulgated thereunder.

On May 15, 2019, the Company’s Board of Directors approved the offer and sale of a convertible promissory note (the “Note”) in the principal amount of $250,000. The Note is due December 31, 2019, holds a 0% interest rate, and is convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at a purchase price of $1.00 per share. The Company made the offering to an “accredited investor” in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506, promulgated thereunder. Through the date of this filing, the amount outstanding under the Note is $165,000.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1

Share Exchange Agreement, dated November 4, 2016, by and among the Applied Biosciences Corp., Stony Hill Ventures Corp., a Nevada corporation, and the holders of common stock of Stony Hill Ventures Corp. (3)

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (3)

3.1.3	Certificate of Change (3)

3.1.4	Certificate of Amendment (4)

3.2	Bylaws (2)

4.1	Convertible Promissory Note, dated March 8, 2019

4.2	Convertible Promissory Note, dated May 15, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223) filed with the Securities Exchange Commission on March 5, 2018

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: August 14, 2019	By:	/s/ Raymond W. Urbanski
Name: Raymond W. Urbanski M.D, Ph.D.
Title: Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

