Form 10-Q
period 2019-09-30
Applied BioSciences Corp.
filed 2019-11-14
CIK 1607549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2019 there were 13,547,110 shares of common stock, $0.00001 par value per share, outstanding.

APPLIED BIOSCIENCES CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$73,412	$47,044
Accounts receivable, net	65,824	163,405
Inventory	105,665	78,737
Prepaids and other current assets	17,004	65,273
Total Current Assets	261,905	354,459

Property and equipment, net	372,551	452,048
Equity investments	898,292	898,292
Goodwill (provisional)	1,941,149	1,941,149
Other asset	10,133	5,500
TOTAL ASSETS	$3,484,030	$3,651,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$325,175	$278,546
Note Payable	25,000	25,000
Convertible note payable - related party, net of debt discount of $3,565 at September 30, 2019	188,435	-
Convertible notes payable - unrelated parties, net of debt discount of $222,001 at September 30, 2019	277,938	-
Derivative liability	194,827	-
Accrued expenses	311,250	70,720
Total Current Liabilities	1,322,625	374,266
Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2019 (unaudited) and 2018 and March 31, 2019, respectively	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized: 13,547,110 issued and outstanding at September 30, 2019 (unaudited) and 13,397,110 at March 31, 2019	137	135
Stock subscription receivable	-	-
Additional paid in capital	7,089,621	6,892,242
Common stock to be issued, 512,651 shares at September 30, 2019 (unaudited) and 408,805 shares at March 31, 2019	823,807	773,807
Accumulated deficit	(6,732,903)	(5,531,260)
Total Applied BioSciences Corp. Stockholders’ Equity	1,180,662	2,134,924
Non-controlling deficit	980,743	1,142,258
Total Stockholders’ Equity	2,161,405	3,277,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,484,030	$3,651,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE, NET
Products	$83,914	$48,966	$169,654	$59,400
Services	160,360	-	286,077	-
Total revenues, net	244,274	48,966	455,731	59,400

COST OF REVENUE
Products	71,517	42,400	150,409	60,158
Services	26,856	-	47,761	-
Total costs of revenue	98,373	42,400	198,170	60,158

GROSS MARGIN (LOSS)	145,901	6,566	257,561	(758)

EXPENSES
Sales and marketing	219,809	111,393	329,435	455,437
General and administrative	707,192	188,052	1,151,241	395,198
Depreciation and amortization	39,747	292	79,496	585
TOTAL OPERATING EXPENSES	966,748	299,737	1,560,172	851,220
OPERATING LOSS	(820,847)	(293,171)	(1,302,611)	(851,978)
Other Income (Expense)
Unrealized gain on equity investments	-	245,834	-	404,763
Change in fair value of derivative	4,254	-	4,254	-
Interest Expense	(38,637)	(66,422)	(64,801)	(68,301)
Total other (expense), net	(34,383)	179,412	(60,547)	336,462
NET LOSS	(855,230)	(113,759)	(1,363,158)	(515,516)
Less: Net loss attributable to non controlling interest	77,484	3,336	161,515	9,592
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(777,746)	$(110,423)	$(1,201,643)	$(505,924)

LOSS PER COMMON SHARE	$(0.06)	$(0.01)	$(0.09)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,465,791	10,677,110	13,456,451	10,617,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common
	Common Stock $0.00001 Par		Stock to be	Additional Paid In	Non-Controlling	Accumulated	Stockholders’
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2019 (audited)	13,397,110	$135	$773,807	$6,892,242	$1,142,258	$(5,531,260)	$3,277,182
Issuance of common stock previously committed but not issued	50,000	1	(50,000)	49,999			-
Beneficial conversion feature associated with issuance of convertible notes				77,381			77,381
Net loss					(84,031)	(423,897)	(507,928)
Balance, June 30, 2019 (unaudited)	13,447,110	136	723,807	7,019,622	1,058,227	(5,955,157)	2,846,635
Fair value of common stock issued to former board member	100,000	1		69,999			70,000
Fair value of Common Stock issued upon conversion of convertible note			100,000				100,000
Net loss					(77,484)	(777,746)	(855,230)
Balance, September 30, 2019 (unaudited)	13,547,110	$137	$823,807	$7,089,621	$980,743	$(6,732,903)	$2,161,405

Balance, March 31, 2018 (audited)	10,499,610	$105	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442
Issuance of common stock previously committed but not issued	50,000	1	(100,000)	99,999			-
Issuance of common stock for cash			75,000				75,000
Fair value of shares issued to consultant for services	90,000	1	45,926	179,999			225,926
Fair value of shares issued to advisory board member	25,000	-		51,000			51,000
Beneficial conversion feature associated with a convertible note				28,705			28,705
Net loss					(6,256)	(395,501)	(401,757)
Balance, June 30, 2018 (unaudited)	10,664,610	107	546,926	3,414,000	(15,283)	(3,297,434)	648,316
Issuance of common stock previously committed but not issued	12,500		(25,000)	25,000			-
Fair value of shares issued to consultant for services			15,926				15,926
Beneficial conversion feature associated with a convertible note				99,900			99,900
Net loss					(3,336)	(110,423)	(113,759)
Balance, September 30, 2018 (unaudited)	10,677,110	$107	$537,852	$3,538,900	$(18,619)	$(3,407,857)	$650,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(1,363,158)	$(515,516)
Adjustment to reconcile net loss to net cash used in operating activities:
Unrecognized gain on equity investments	-	(404,763)
Amortization of debt discount	50,897	42,715
Change in fair value of derivative	(4,254)
Fair value of shares issued to consultants	-	255,352
Fair value of shares issued to officers and board member	70,000	-
Depreciation	79,496	586
Allowance for bad debt	31,751	-
Changes in operating assets and liabilities
Accounts receivable	65,830	1,321
Inventory	(26,928)	(22,598)
Prepaid and other current assets	43,637	107,500
Accounts payable and accrued expenses	287,158	241,893
Net cash used in operating activities	(765,571)	(293,510)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	791,939	164,500
Proceeds from issuance of common stock	-	75,000
Net cash provided by financing activities	791,939	239,500

NET CHANGE IN CASH	26,368	(54,010)

CASH, BEGINNING OF PERIOD	47,044	60,934

CASH, END OF PERIOD	$73,412	$6,924

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of shares issued to consultants recorded as prepaid	$-	$37,500
Fair value of beneficial conversion feature related to issuance of convertible notes	$77,381	$128,605
Fair value of conversion feature recorded as a derivative liability	$199,081	$-
Common stock to be issued upon conversion of note	$100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of the Company

Applied BioSciences Corp. (formerly First Fixtures, Inc. and Stony Hill Corp. or the “Company”) was incorporated in the State of Nevada on February 21, 2014 and established a fiscal year end of March 31. The Company is a vertically integrated company focused on the development of science-driven cannabinoid therapeutics / biopharmaceuticals and delivering high-quality CBD products as well as state-of-the-art testing and analytics capabilities.

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

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $1,363,158 and used $765,571 of cash in operating activities during the six months ended September 30, 2019. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2019 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the six months ended September 30, 2019, the Company issued convertible notes for total proceeds of $791,939 in private placements with accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Applied Products LLC (100% owned entity), VitaCBD LLC, an 80% owned entity, Trace Analytics, Inc., a 51% owned entity, all Washington limited liability companies, and Applied Biopharma LLC and SHL Management LLC, both 100% owned Nevada limited liability companies. Intercompany transactions and balances have been eliminated in consolidation. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

Revenue Recognition

The Company’s revenue is principally derived from its subsidiaries, Applied Products LLC, and Trace Analytics.

•	Applied Products LLC revenues are generated from sales of high-quality CBD products for consumer and pet health and wellness. Sales of these products are made to individual distributors and through online sales. Revenue from the sale of these products was $169,654 and $59,400 during the six months ended September 30, 2019 and 2018, respectively

•	Trace Analytics generates revenue from services by offering state-of-the-art testing and analytics capabilities to CBD and hemp companies. Sales of these services are to marijuana producers and processors, dispensaries, and CBD and hemp companies. Revenue from the sale of these services was $286,077 during the six months ended September 30, 2019.

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

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the six-month periods ended September 30, 2019 and 2018 amounted to $32,446 and $34,522, respectively, and were included in “Sales and marketing expenses” in the Consolidated Statements of Operations.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. Based on management’s assessment, no impairment losses have been recorded in the six month periods ended September 30, 2019 and 2018.

Stock Based Compensation

The Company issues stock options and warrants, shares of common stock, and equity interests as share-based compensation to employees and non-employees. The Company accounts for its share-based compensation to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

In prior periods up to March 31, 2019, the Company accounted for share-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The final fair value of the share-based payment transaction is determined at the performance completion date. For interim periods, the fair value is estimated, and the percentage of completion is applied to that estimate to determine the cumulative expense recorded.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three months ended September 30, 2019 or the previously reported financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, the Company uses a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, the Company reviews its convertible securities to determine their classification is appropriate.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02, which was effective for annual and interim reporting periods beginning after December 15, 2018, was adopted on April 1, 2019 and did not have a material impact to the financial statements and related disclosures.

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

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	March 31, 2019
Lab Equipment	$569,484	$569,484
Office Furniture and Equipment	57,562	57,562
Leasehold Improvements	21,557	21,557
	648,603	648,603
Less: Accumulated Depreciation	(276,052)	(196,555)
	$372,551	$452,048

NOTE 4 – EQUITY INVESTMENTS

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	September 30, 2019	March 31, 2019
(A) GemmaCert	$93,529	$93,529
(B) Hightimes Holdings Corp.	654,763	654,763
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC	100,000	100,000
	$898,292	$898,292

(A) In November 2016, the Company purchased 29,571 shares of Preferred A stock of Cannabi-Tech Ltd. (“Cannabi”), at a price of $1.69086 per share for total investment of $50,000. Cannabi is a private company incorporated in the State of Israel that provides lab-grade medical cannabis quality control testing systems used to test the quality of medical marijuana flowers. Cannabi subsequently changed its name to GemmaCert. In October 2017, the Company purchased an additional 7,309 shares of Preferred A-1 stock of GemmaCert at a price of $2.536 per share for total investment of $18,537. As of March 31, 2019, the company valued these investments based on the most recent purchase price at $2.536 per share or total fair value of $93,529.

As a private company, GemmaCert does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in GemmaCert during the six months ended September 30, 2019. As such, the Company valued the investment at $2.536 per share, reflecting the most recent purchase price for total value of $93,529, which is believed to approximate market value.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

(B) In January 2017, the Company entered in to an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). During the fiscal year ended March 31, 2019, the Company was able to obtain observable evidence that the investment had a market value of $11.00 per share, or an aggregate value of $654,763. Hightimes owns High Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com. There have been no observable price changes from transactions for similar investments in Hightimes during the six months ended September 30, 2019.

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

As a private company, Precision does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Precision during the six months ended September 30, 2019. As such, the Company has measured the value of the investment at cost as of September 30, 2019, which management believes approximates market value.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments.

As a private company, Bailey does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Bailey during the fiscal year ended March 31, 2019. As such, the Company has measured the value of the investment at cost as of September 30, 2019, which management believes approximates market value.

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

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

The Common Stock Purchase Agreement included the option for Trace to repurchase 205,410 shares of Common Stock based on the occurrence of certain Repurchase Triggering Events. Based on a review of the Repurchase Triggering Events, the Company considers it unlikely that any of the events will occur. Additionally, the Company entered into a Voting Agreement with Trace concurrent with the Common Stock Purchase Agreement. The Voting Agreement provided for the designation of three out of five positions on the Trace Analytics Board of Directors by the Company. The Voting Agreement also detailed certain transactions that require two-thirds approval by the Board of Directors. The Voting Agreement is not considered to impact the ability of the Company to control the operations and assets of Trace Analytics.

The Company accounted for the transaction as a business combination in accordance with ASC 805 “Business Combinations” in which the Company recorded an initial goodwill amount of $1,941,149 as of March 31, 2019. The Company is in the process of performing an allocation of the purchase price paid for the assets acquired and the liabilities assumed. The fair values of the assets acquired as recognized at the date of the transaction on January 1, 2019 are considered provisional and subject to adjustment as additional information is obtained through the purchase price measurement period (a period of up to one year from the closing date). The provisional allocation of the purchase price is based on management’s preliminary estimates. Any prospective adjustments would change the fair value allocation as of the acquisition date. The Company is still in the process of reviewing underlying models, assumptions and discount rates used in the valuation of provisional goodwill.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2019	March 31, 2019
Convertible notes	$249,939	$-
12% Senior Convertible Promissory Note	250,000	-
Less: Debt Discount	(222,001)	-
Total Convertible Notes, Net of Debt Discount	$277,938	$-

Convertible Notes

During the six months ended September 30, 2019, the Company issued separate Convertible Promissory Notes (“Notes”) having a total principal amount of $349,939 to accredited holders at an interest rates ranging from 0% to 1% per month. The note holder, at their sole discretion and election, are allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at conversion prices ranging from $0.65 to $1.00 per share. As of September 30, 2019, $100,000 of the Notes were converted, but the shares were not yet issued, and as such, were reflected as “Common stock to be issued” on the condensed statement of stockholders’ equity. As such, balance of the notes at September 30, 2019 was $249,939.

Certain of the Notes were issued when the market price of the Company’s common stock was in excess of conversion price per share creating a beneficial conversion feature associated with these Notes with an aggregate amount of $71,381 at issuance dates. As such, the Company recorded the $71,381 intrinsic value of the beneficial conversion feature at issuance dates of the Notes as additional paid-in capital and recognized as a debt discount. The debt discount is being amortized as interest expense over the terms of the related notes. During the six-month period ended September 30, 2019, the Company recorded amortization of the debt discount of $34,279 as interest expense. As such, unamortized debt discount as of September 30, 2019 related to these Notes was $37,102.

12% Senior Convertible Promissory Note

On September 4, 2019, the Company entered into a Senior Convertible Promissory Note due September 12, 2020 (the “Note”) in the principal amount of $500,000, of which an initial tranche of $250,000 was received on September 9, 2019, to an accredited investor (the “Purchaser”). The maturity date for each tranche funded (each, a “Maturity Date”) under the Note shall be twelve (12) months from the effective date of the payment of the respective tranche, less any amounts converted or redeemed prior to the Maturity Date. As such, the initial tranche matures on September 8, 2020. The Note accrues interest at a rate of 12% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock.

All principal and interest due and owing under the Note is convertible into shares of Common Stock at any time at the election of the Purchaser at a conversion price per share equal to the lower of (i) $1.00 (the “Fixed Conversion Price”) or (ii) 70% multiplied by the average of the three (3) lowest closing prices of the Common Stock during the fifteen (15) consecutive trading-day period immediately preceding the date of the respective conversion (the “Alternate Conversion Price”) (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. The Purchaser will have participation rights in subsequent rights offerings and pro rata distributions. However, the Purchaser does not have the right to convert the Note to the extent that such conversion would result in such Purchaser being the beneficial owner in excess of 4.99% (or, upon election of such Purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

In the event the Company has a DTC “Chill” on the Company’s shares, an additional discount of 10% shall apply to the Conversion Price while that “Chill” is in effect. The Alternate Conversion Price shall be subject to a floor price of $0.25 per share (the “Floor Price”) provided, however, that the Floor Price shall no longer apply (1) after August 1, 2020, (2) if certain events of default occurs under the Note, and/or (3) the Company fails to pay an amount in cash to the Purchaser equal to 125% multiplied by the respective conversion amount with respect to any notice of conversion as provided in the Note.

The Company may prepay in cash any portion of the outstanding principal amount of the Note and any accrued and unpaid interest upon one (1) days’ written notice to the Purchaser, at any time prior to or as of (but not following) the earlier of the (i) the first conversion date under the Note for the respective tranche under the Note and (ii) the 180th calendar day after the funding date of the respective tranche under the Note. If the Company exercises its right to prepay any respective tranche under the Note at any time within the initial 180 calendar days following the funding date of the respective tranche under the Note, the Company will be required to pay a premium amount above the related principal amount ranging from 10% to 25% depending on when the prepayment notice is provided to the Purchaser.

In connection with the offer and sale of the Note, the Company and the Purchaser entered into a Security Agreement, dated as of September 4, 2019 (the “Security Agreement”). Under the Security Agreement, the Company granted a security interest in all of their respective assets, rights, interests and after-acquired assets and properties, except for the Company’s ownership interest in its subsidiary, Trace Analytics, Inc., as collateral for repayment of the principal and interest owed under the Note.

Also in connection with the offer and sale of the Note, the Company entered into a Registration Rights Agreement, dated September 4, 2019, with the Purchaser (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is obligated to register all shares of common stock underlying the Note resale in a registration statement to be filed with the Securities and Exchange Commission if the company files with the Securities and Exchange Commission a registration statement registering any securities, except a registration statement filed (i) in connection with any employee stock option or other benefit plan on Form S-8, (ii) for a dividend reinvestment plan or (iii) in connection with a merger or acquisition.

The Company considered the FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes was not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Note was not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $199,081. As such, the Company recorded a $199,081 derivative liability which was recorded as debt discount offsetting the fair value of the Note (see Note 7). During the six months ended September 30, 2019, the Company amortized $14,181 of the debt discount to interest expense. The balance of the unamortized discount was $184,900 at September 30, 2019.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

NOTE 7 – DERIVATIVE LIABILITY

In accordance with the FASB authoritative guidance, the conversion feature of the Note was separated from the host contract and recognized as a derivative instrument with a fair value of $199,081, which will be re-measured at the end of every reporting period with the change in value reported in the condensed statement of operations. The initial derivative liability was valued using a weighted-average Black-Scholes-Merton model with the following assumptions: risk-free interest rate of 1.69%; expected volatility of 189%; expected life of 1 year; and expected dividend yield of 0%. The derivative liability was re-measured to be $194,827 as of September 30, 2019 using a weighted-average Black-Scholes-Merton model with the following assumptions: risk-free interest rate of 1.69%; expected volatility of 189%; expected life of .93 years; and expected dividend yield of 0%. This resulted a decrease in the initial value of the derivative of $4,254, which was recognized as other income in the Company’s Condensed Statement of Operations for the six months ended September 30, 2019.

The Company used a risk-free interest rate based on rates established by the Federal Reserve Bank and used its own stock’s volatility as the estimated volatility. In addition, the expected life of the conversion feature of the notes was based on the remaining terms of the Note. Further, the expected dividend yield was based on the fact that the Company has not customarily paid dividends to its holders of Common Stock in the past and does not expect to pay dividends to holders of its Common Stock in the future.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the period SBS Management LLC, a company controlled by Mr. Scott Stevens, who was appointed to the Company’s board of directors on April 15, 2019, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of September 30, 2019, the amounts due SBS were $5,600 and are included in accounts payable on the accompanying balance sheet. During the six months ended September 30, 2019, the Company paid SBS Management LLC $75,000 for management services. In addition, the Company reimbursed SBS Management LLC $30,000 for rent expense which amount has been included in general and administrative expense for the period. There were no such amounts invoiced during the six months ended September 30, 2018.

On May 15, 2019, the Company’s Board of Directors approved the issuance of a convertible promissory note (the “Note”) in the principal amount of $250,000 to Greys Peak Ventures LLC, an investment firm whose partners include Scott Stevens and Chris Bridges, both directors of the Company. The Note is due December 31, 2019, holds a 0% interest rate, and is convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at a purchase price of $1.00 per share. As of September 30, 2019, the Company had borrowed $192,000 against the Note.

A portion of the Notes were issued when the market price of the Company’s common stock was in excess of the $1.00 per share conversion price creating a beneficial conversion feature associated with these Notes with an aggregate amount of $6,000 at issuance dates. As such, the Company recorded the $6,000 intrinsic value of the beneficial conversion feature at issuance dates of the Notes as additional paid-in capital, and recognized as a debt discount. The debt discount is being amortized as interest expense over the terms of the related notes. During the six-month period ended September 30, 2019, the Company recorded amortization of the debt discount of $2,435 as interest expense. As such, unamortized debt discount as of September 30, 2019 related to these Notes was $3,565.

APPLIED BIOSCIENCES CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.00001 par value, undesignated Preferred Stock. As of September 30, 2019, the Company has not issued any shares of Preferred Stock nor has the Company designated any class of Preferred Stock.

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

Shares Issued

In conjunction with the resignation of a board member in September 2019, the Company issued 100,00 shares to the former board member for past services rendered at a price of $0.70 per share for a total cost of $70,000, which represented the market price of the shares as of the date of issuance. The value of the shares was reflected in general and administrative expenses is the Company’s condensed consolidated statements of operations.

NOTE 10 – SUBSEQUENT EVENTS

Lease Extenstions

On October 1, 2019, the Company entered into a two-year extension related to 2,100 square feet of office space leased by its subsidiary, Applied Products LLC. The lease requires the Company to pay rent of $2,750 per month or $33,000 per year. The rent shall be increased at the end of each year by the same percentage as any increase in the Consumer Price Index (“CPI”) as published by the U.S. Department of Labor for the most recent preceding 12 month period. Also beginning on October 1, 2019, the Company entered into a five-year extension related to 3,734 square feet of office space leased by its subsidiary, Trace Analytics. The new rent is $5,716 per month or $68,592 per year.

Effective April 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. In conjunction with the lease extensions entered into on October 1, 2019, the Company recorded ROU asset and liability of $312,334. The Company used an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

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

The Common Stock Purchase Agreement included the option for Trace to repurchase 205,410 shares of Common Stock based on the occurrence of certain Repurchase Triggering Events. Based on a review of the Repurchase Triggering Events, we consider it unlikely that any of the events will occur. Additionally, we entered into a Voting Agreement with Trace concurrent with the Common Stock Purchase Agreement. The Voting Agreement provided for the designation of three out of five positions on the Trace Analytics Board of Directors by the Company. The Voting Agreement also detailed certain transactions that require two-thirds approval by the Board of Directors. The Voting Agreement is not considered to impact the ability of the Company to control the operations and assets of Trace Analytics.

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

Results of Operations

Our revenue, operating expenses, and net loss from operations for our three and six months ended September 30, 2019 as compared to our three and six months ended September 30, 2018 were as follows:

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months	Three Months
	Ended	Ended		Percentage
	September 30, 2019	September 30, 2018	$ Change Inc (Dec)	Change Inc (Dec)

REVENUE, NET
Products	$83,914	$48,966	$34,948	71%
Services	160,360	-	160,360	`
Total costs of revenue	244,274	48,966	195,308	399%

COST OF REVENUE
Products	71,517	42,400	29,117	69%
Services	26,856	-	26,856	0%
Total costs of revenue	98,373	42,400	55,973	132%

GROSS MARGIN	145,901	6,566	139,335	2,122%

EXPENSES
Sales and marketing	219,809	111,393	108,416	97%
General and administrative	707,192	188,052	519,140	276%
Depreciation and amortization	39,747	292	39,455	13,512%
TOTAL OPERATING EXPENSES	966,748	299,737	667,011	223%
OPERATING LOSS	(820,847)	(293,171)	527,676	180%
Other Income (Expense)
Unrealized gain on equity investments	-	245,834	(245,834)	(100)%
Change in fair value of derivative	4,254	-	4,254	0%
Interest expense	(38,637)	(66,422)	27,785	(42)%
Total other income (expense), net	(34,383)	179,412	(213,795)	(119)%
NET LOSS	(855,230)	(113,759)	741,471	652%
Less: Net loss attributable to non controlling interest	77,484	3,336	74,148	2,223%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(777,746)	$(110,423)	$667,323	604%

Revenues: Revenues relate to shipments of cannabidiol (“CBD”) brand products and lab testing services. During the three months ended September 30, 2019, revenue from our CBD product lines was $83,914 as compared to $48,966 for the three months ended September 30, 2018. The increase reflects higher sales across all of our CBD brand product lines, most notably in our topical products, combined with expansion into sales of bulk hemp seed and raw CBD. Service revenue resulting from our lab testing is attributable solely to the acquisition of Trace Analytics in January 2019, and totaled $160,360 for the three months ended September 30, 2019.

Cost of Revenue: Cost of goods sold is driven by product sales, and primarily consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the three months ended September 30, 2019, we incurred $71,517 of costs to purchase product which represented 85% of our product revenues as compared to $42,400 or 87% of our product revenues for the three months ended September 30, 2018. Similar to revenues, product costs for the three months ended September 30, 2019 were driven by costs of bulk hemp seed and raw CBD. Cost of services was $26,856 and related to our lab testing services, which is attributable solely to the acquisition of Trace Analytics.

Gross Margin: For the three months ended September 30, 2019, gross margin from sale of our CBD products was $12,397 or 15% of product revenues as compared to a gross margin of $6,566 or 13% for the three months ended September 30, 2018. The improved gross margin percentage is primarily due to reduced labeling costs driven by higher volume sales of CBD products. Gross margin from our lab testing services, which started January 1, 2019, totaled $133,504 or 83% of our lab testing revenues.

Sales and marketing: Sales and marketing expenses are mainly comprised of advertising, public relations, investor relations, events, and website marketing costs. Sales and marketing expenses increased to $219,809 for the three months ended September 30, 2019 as compared to $111,393 for the three months ended September 30, 2018. The increase is due to higher spending for investor relations and other marketing professional services as the Company is focused on building awareness and its profile with the investor community.

General and administrative: General and administrative expenses are mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses increased $519,140 to $707,192 for the three months ended September 30, 2019 as compared to $188,052 for the three months ended September 30, 2018. The increase was mainly attributable to the acquisition of Trace Analytics and addition of our Applied Biopharma subsidiary, with general and administrative expenses for the remainder of the Company essentially flat compared to the three months ended September 30, 2018.

Depreciation and amortization: Depreciation expense was $39,747 for the three months ended September 30, 2019 as compared to $292 for the three months ended September 30, 2018. The increase was driven solely by depreciation on equipment acquired in connection with the acquisition of Trace Analytics in January 2019.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our senior secured convertible note issued by us in September 30, 2019 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of this note is characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our consolidated statement of operations. During the three months ended September 30, 2019, we recorded a gain of $4,254 due to the change in the fair value of our derivative liability.

Interest Expense: During the three months ended September 30, 2019 and 2018, we recorded $9,697 and $25,506, respectively, of interest costs related to convertible notes along with amortization of $28,940 and $40,916, respectively, of debt discount recorded in conjunction with the convertible notes. The decreases were driven by timing of loans along with related interest rates from convertible notes for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Six Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Six Months	Six Months
	Ended	Ended		Percentage
	September 30, 2019	September 30, 2018	$ Change Inc (Dec)	Change Inc (Dec)

REVENUE, NET
Products	$169,654	$59,400	$110,254	186%
Services	286,077	-	286,077	0%
Total costs of revenue	455,731	59,400	396,331	667%

COST OF REVENUE
Products	150,409	60,158	90,251	150%
Services	47,761	-	47,761	0%
Total costs of revenue	198,170	60,158	138,012	229%

GROSS MARGIN (LOSS)	257,561	(758)	258,319	(34,079)%

EXPENSES
Sales and marketing	329,435	455,437	(126,002)	(28)%
General and administrative	1,151,241	395,198	756,043	191%
Depreciation and amortization	79,496	585	78,911	13,489%
TOTAL OPERATING EXPENSES	1,560,172	851,220	708,952	83%
OPERATING LOSS	(1,302,611)	(851,978)	450,633	53%
Other Income (Expense)
Unrealized gain on equity investments	-	404,763	(404,763)	(100%)
Change in fair value of derivative	4,254	-	4,254	-
Interest Expense	(64,801)	(68,301)	3,500	(5)%
Total other expense, net	(60,547)	336,462	(397,009)	(118)%
NET LOSS	(1,363,158)	(515,516)	847,642	164%
Less: Net loss attributable to non controlling interest	161,515	9,592	151,923	1,584%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(1,201,643)	$(505,924)	$695,719	138%

Revenues: During the six months ended September 30, 2019, revenue from our CBD product lines was $169,654 as compared to $59,400 for the six months ended September 30, 2018. The increase reflects higher sales across all of our CBD brand product lines, most notably in our topical products, combined with expansion into sales of bulk hemp seed and raw CBD. Service revenue resulting from our lab testing totaled $286,077 for six months ended September 30, 2019.

Cost of Revenue: During the six months ended September 30, 2019, we incurred $150,409 of costs to purchase product which represented 89% of our product revenues as compared to $60,158 or 101% of our product revenues for the six months ended September 30, 2018. Lower product costs as a percentage of revenue for the six months ended September 30, 2019 compared to the same period in 2018 were driven by lower labeling costs. Cost of services related to our lab testing for the six months ended September 30, 2019 was $47,761 or 17% of service revenues.

Gross Margin: For the six months ended September 30, 2019, gross margin from sale of our CBD products was $19,245 or 11% of products revenue as compared to a gross margin loss of $758 for the six months ended September 30, 2018. The improved gross margin percentage is primarily due to reduced labeling costs driven by higher volume sales of CBD products. Gross margin for the six months ended September 30, 2019 from our lab testing services totaled $238,316 or 83% of our lab testing revenues.

Sales and marketing: Sales and marketing expenses decreased to $329,435 for the six months ended September 30, 2019 as compared to $455,437 for the six months ended September 30, 2018. The decrease was due to lower spending for investor relations and other marketing services.

General and administrative: General and administrative expenses increased by $756,043 to $1,151,241 for the six months ended September 30, 2019 as compared to $395,198 for the six months ended September 30, 2018. The increase was mainly attributable to the acquisition of Trace Analytics and the addition of our Applied Biopharma subsidiary, with general and administrative expenses for the remainder of the Company essentially flat compared to the six months ended September 30, 2018.

Depreciation and amortization: Depreciation expense was $79,496 for the six months ended September 30, 2019 as compared to $585 for the six months ended September 30, 2018. The increase was driven solely by depreciation on equipment acquired in connection with the acquisition of Trace Analytics in January 2019.

Unrealized Gain on Equity Investments: On April 1, 2018, we adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. As such, during the six months ended September 30, 2018, we measured our equity investments at each reporting period at fair value with changes in fair value recognized in net income. During the six months ended September 30, 2018, we were able to obtain observable evidence that the fair value of certain equity investments had increased by $404,763. As such, we recorded an unrealized gain from the change in market value of $404,763 during the six months ended September 30, 2018. There was no observable evidence in the change in fair market value for any of our equity investments during the six months ended September 30, 2019. As such no unrealized gains or losses were recorded on our equity investments during this period.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our senior secured convertible note issued by us in September 30, 2019 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of this note is characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our consolidated statement of operations. During the six months ended September 30, 2019, we recorded a gain of $4,254 due to the change in the fair value of our derivative liability.

Interest Expense: During the six months ended September 30, 2019 and 2018, we recorded $13,904 and $25,586, respectively, of interest costs related to convertible notes along with amortization of $50,897 and $42,715, respectively, of debt discount recorded in conjunction with the convertible notes. The decreases were driven by timing of loans and related interest rates from convertible notes for the six months ended September 30, 2019 as compared to the six months ended September 30, 2018.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the six months ended September 30, 2019 is as follows:

Net cash used in operating activities was $765,571 for the six months ended September 30, 2019 as compared to $293,510 for the six months ended September 30, 2018. The increase in cash used in operations was primarily driven by the acquisition of Trace Analytics and the general and administrative costs associated with Trace operations. Additional increases were due to our addition of Applied Biopharma subsidiary along with sales and marketing costs related to growth in CBD products revenue.

Net cash provided by financing activities for the six months ended September 30, 2019 was $791,939 as compared to $239,500 for the six months ended September 30, 2018. The increase in cash provided by financing activities was driven by the issuance of convertible notes with proceeds used to support increased general and administrative and sales and marketing activities during the six months ended September 30, 2019 as noted above. We anticipate additional financing activities in the coming months to support continued growth in our products and services revenue along with acquisitions of assets to establish and grow our biopharmaceutical operations.

Going Concern

As reflected in the condensed consolidated financial statements contained elsewhere is this Form 10-Q, as of September 30, 2019 we had cash on hand and had an accumulated deficit of $73,412 and $6,732,903, respectively, and during the six months ended September 30, 2019, we utilized cash for operations and incurred a net loss of $765,571 and $1,363,158, respectively. Our uses of cash have been primarily for strategic investments along with support for operations and marketing efforts to promote and develop our CBD products and our company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities and issuance of convertible notes, along with revenues from our principal business activities. Further, we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared.

As of the date of this Form 10-Q, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing. Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the six months ended September 30, 2019, we raised $791,939 through the issuance of convertible notes to accredited. However, we anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. Additionally, substantial cash will be needed to establish and advance our biopharmaceutical operations. As such, we will need additional funds to operate our business through and beyond the date of this Form 10-Q filing. There can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

Investments

We measure our equity investments at their fair value at end of each reporting period. Specifically, we follow ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Among other things, this guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net income.

Investments accounted for under the equity method or cost method of accounting are included in the caption “Equity investments” in our Condensed Consolidated Balance Sheets.

Goodwill

Goodwill will be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

To determine the number of authorized but unissued shares available to satisfy outstanding convertible securities, we use a sequencing method to prioritize its convertible securities as prescribed by ASC 815-40-35. At each reporting date, we review our convertible securities to determine their classification is appropriate.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, management concluded that as of September 30, 2019, our disclosure controls and procedures were not effective. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, and 2) risks of executive override also due to lack of established policies, and small employee staff. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the six months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

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

On May 15, 2019, the Company’s Board of Directors approved the offer and sale of a convertible promissory note (the “Note”) in the principal amount of $250,000. The Note is due December 31, 2019, holds a 0% interest rate, and is convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at a purchase price of $1.00 per share. The Company made the offering to an “accredited investor” in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506, promulgated thereunder. Through the date of this filing, the amount outstanding under the Note is $192,000.

On September 4, 2019, the Company’s Board of Directors approved the offer and sale of a senior secured convertible promissory note (the “Senior Note”) in the principal amount of $500,000, of which an initial tranche of $250,000 was received on September 9, 2019, to an accredited investor (the “Purchaser”). The maturity date for each tranche funded (each, a “Maturity Date”) under the Senior Note shall be twelve (12) months from the effective date of the payment of the respective tranche, less any amounts converted or redeemed prior to the Maturity Date. As such, the initial tranche matures on September 8, 2020. The Senior Note accrues interest at a rate of 12% per annum, payable on the Maturity Date or upon any conversion, prepayment, event of default or other acceleration of payment under the Note. All interest payments under the Note are payable, at the Company’s option, in cash or shares of Common Stock. The Company made the offering to an “accredited investor” in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506, promulgated thereunder.

All principal and interest due and owing under the Senior Note is convertible into shares of Common Stock at any time at the election of the Purchaser at a conversion price per share equal to the lower of (i) $1.00 (the “Fixed Conversion Price”) or (ii) 70% multiplied by the average of the three (3) lowest closing prices of the Common Stock during the fifteen (15) consecutive trading-day period immediately preceding the date of the respective conversion (the “Alternate Conversion Price”) (the “Conversion Price”), which Conversion Price is subject to adjustment for (i) stock splits, stock dividends, combinations, or similar events and (ii) full ratchet anti-dilution protection. The Purchaser will have participation rights in subsequent rights offerings and pro rata distributions. However, the Purchaser does not have the right to convert the Note to the extent that such conversion would result in such Purchaser being the beneficial owner in excess of 4.99% (or, upon election of such Purchaser, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: November 14, 2019	By:	/s/ Raymond W. Urbanski
	Name:	Raymond W. Urbanski M.D, Ph.D.
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

