Form 10-Q
period 2019-12-31
Applied BioSciences Corp.
filed 2020-02-18
CIK 1607549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14, 2020 there were 14,292,956 shares of common stock, $0.00001 par value per share, outstanding.

APPLIED BIOSCIENCES CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial statements.

APPLIED BIOSCIENCES CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
ASSETS	(unaudited)
Current Assets
Cash	$21,268	$47,044
Accounts receivable, net	76,201	163,405
Inventory	101,524	78,737
Prepaids and other current assets	14,666	65,273
Total Current Assets	213,659	354,459

Property and equipment, net	331,323	452,048
Operating lease right-of-use assets, net	350,752	-
Equity investments	570,911	898,292
Goodwill (provisional)	1,941,149	1,941,149
Other asset	10,133	5,500
TOTAL ASSETS	$3,417,927	$3,651,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$659,682	$278,546
Note Payable	25,000	25,000
Convertible note payable - related party	192,000	-
Convertible note payable - unrelated parties, net of
debt discount of $153,170 at December 31, 2019	346,769	-
Derivative liability	234,058	-
Current portion of operating lease liabilities	89,136	-
Accrued expenses	472,131	70,720
Total Current Liabilities	2,018,776	374,266
Operating lease liabilities, net of current portion	261,616	-
Total Liabilities	2,280,392	374,266
Commitments and Contingencies
Stockholders' Equity
Preferred stock; $0.00001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2019 (unaudited) and 2018
and March 31, 2019, respectively	-	-
Common stock; $0.00001 par value; 200,000,000 shares authorized:
14,100,956 issued and outstanding at December 31, 2019 (unaudited)
and 13,397,110 at March 31, 2019	143	135
Additional paid in capital	7,321,615	6,892,242
Common stock to be issued, 808,805 shares at December 31,
2019 (unaudited) and 408,805 shares at March 31, 2019	993,807	773,807
Accumulated deficit	(8,086,293)	(5,531,260)
Total Applied BioSciences Corp. Stockholders' Equity	229,272	2,134,924
Non-controlling Equity	908,263	1,142,258
Total Stockholders' Equity	1,137,535	3,277,182
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,417,927	$3,651,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE, NET
Products	$22,357	$413,109	$192,011	$472,509
Services	147,218	-	433,295	-
Total revenues, net	169,575	413,109	625,306	472,509

COST OF REVENUE
Products	17,137	379,582	167,546	439,740
Services	34,206	-	81,967	-
Total costs of revenue	51,343	379,582	249,513	439,740

GROSS MARGIN	118,232	33,527	375,793	32,769

EXPENSES
Sales and marketing	50,590	100,730	256,775	556,167
General and administrative	997,055	1,317,469	2,271,546	1,712,667
Depreciation and amortization	40,828	292	120,324	877
TOTAL OPERATING EXPENSES	1,088,473	1,418,491	2,648,645	2,269,711
OPERATING LOSS	(970,241)	(1,384,964)	(2,272,852)	(2,236,942)
Other Income (Expense)
Change in fair value of equity investments	(327,381)	-	(327,381)	404,763
Change in fair value of derivative	(39,231)	-	(34,977)	-
Interest Expense	(89,017)	(506,579)	(153,818)	(574,880)
Total other (expense), net	(455,629)	(506,579)	(516,176)	(170,117)
NET LOSS	(1,425,870)	(1,891,543)	(2,789,028)	(2,407,059)

Less: Net income (loss) attributable to non controlling interest	72,480	(234)	233,995	9,358
NET LOSS ATTRIBUTABLE TO APPLIED
BIOSCIENCES CORP.	$(1,353,390)	$(1,891,777)	$(2,555,033)	$(2,397,701)

LOSS PER COMMON SHARE	$(0.10)	$(0.16)	$(0.19)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	13,649,254	11,797,297	13,555,111	11,150,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2019

	Common Stock		Common Stock	Additional	Non-
	$0.00001 Par		to be	Paid In	Controlling	Accumulated	Stockholders’
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2019	13,397,110	$135	$773,807	$6,892,242	$1,142,258	$(5,531,260)	$3,277,182
Issuance of common stock previously
committed but not issued	50,000	1	(50,000)	49,999			-
Beneficial conversion feature associated
with issuance of convertible notes				77,381			77,381
Net loss					(84,031)	(423,897)	(507,928)
Balance, June 30, 2019 (unaudited)	13,447,110	136	723,807	7,019,622	1,058,227	(5,955,157)	2,846,635
Fair value of common stock issued
to former board member	100,000	1		69,999			70,000
Fair value of common stock issued
upon conversion of convertible note			100,000				100,000
Net loss					(77,484)	(777,746)	(855,230)
Balance, September 30, 2019 (unaudited)	13,547,110	$137	$823,807	$7,089,621	$980,743	$(6,732,903)	$2,161,405

Fair value of common stock issued
to officers	300,000	3		80,997			81,000
Fair value of common stock issued
to consultants	100,000	1	270,000	50,999			321,000
Fair value of common stock issued
upon conversion of convertible note	153,846	2	(100,000)	99,998			-
Net loss					(72,480)	(1,353,390)	(1,425,870)
Balance, December 31, 2019 (unaudited)	14,100,956	$143	$993,807	$7,321,615	$908,263	$(8,086,293)	$1,137,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2018

	Common Stock		Common Stock	Additional	Non-
	$0.00001 Par		to be	Paid In	Controlling	Accumulated	Stockholders’
	Number	Amount	Issued	Capital	Interest	Deficit	Equity

Balance, March 31, 2018	10,499,610	$105	$526,000	$3,054,297	$(9,027)	$(2,901,933)	$669,442
Issuance of common stock
previously committed but not issued	50,000	1	(100,000)	99,999			-
Issuance of common stock for cash			75,000				75,000
Fair value of shares issued to consultant
for services	90,000	1	45,926	179,999			225,926
Fair value of shares issued to advisory
board member	25,000	-		51,000			51,000
Beneficial conversion feature associated
with a convertible note				28,705			28,705
Net loss					(6,256)	(395,501)	(401,757)

Balance, June 30, 2018 (unaudited)	10,664,610	107	546,926	3,414,000	(15,283)	(3,297,434)	648,316

Issuance of common stock previously
committed but not issued	12,500		(25,000)	25,000			-
Fair value of shares issued to consultant
for services			15,926				15,926
Beneficial conversion feature associated
with a convertible note				99,900			99,900
Net loss					(3,336)	(110,423)	(113,759)
Balance, September 30, 2018 (unaudited)	10,677,110	$107	$537,852	$3,538,900	$(18,619)	$(3,407,857)	$650,383

Fair value of shares issued to consultants
for services	295,000	3	-	356,447			356,450
Vair value of shares issued to Company
Officers and board member	625,000	6		756,244			756,250
Beneficial conversion feature associated
with a convertible note				309,200			309,200
Conversion of convertible debt			1,444,500				1,444,500
Net loss					234	(1,891,777)	(1,891,543)
Balance, December 31, 2018 (unaudited)	11,597,110	$116	$1,982,352	$4,960,791	$(18,385)	$(5,299,634)	$1,625,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(2,789,028)	$(2,407,059)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in fair value of equity investments	327,381	(404,763)
Amortization of debt discount	123,293	437,805
Change in fair value of derivative	34,977	-
Fair value of shares issued to consultants	321,000	649,302
Fair value of shares issued to officers and board member	151,000	756,250
Depreciation	120,724	878
Allowance for bad debt	33,457	-
Amortization of operating lease right-of-use asset	21,737	-
Changes in operating assets and liabilities
Repayment of lease obligations	(21,737)	-
Accounts receivable	53,748	(5,436)
Inventory	(22,786)	(41,031)
Prepaid and other current assets	45,972	77,699
Accounts payable and accrued expenses	782,547	147,492
Net cash used in operating activities	(817,715)	(788,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on acquisition	-	(550,000)
Net cash used in investing activities	-	(550,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	791,939	1,444,500
Proceeds from issuance of common stock	-	75,000
Net cash provided by financing activities	791,939	1,519,500

NET CHANGE IN CASH	(25,776)	180,637

CASH, BEGINNING OF PERIOD	47,044	60,934

CASH, END OF PERIOD	$21,268	$241,571

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of common stock issued upon
conversion of convertible notes and accrued interest	$100,000	$1,444,500
Fair value of beneficial conversion feature related to
issuance of convertible notes	$77,381	$437,805
Initial recognition of operating lease right-of-use assets and
operating lease obligations under adoption of ASC Topic 842	$372,490	$-
Recognition of derivative liability upon issuance of note payable	$199,081	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
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

Going concern

These condensed statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As reflected in the condensed consolidated financial statements, the Company incurred a net loss of $2,789,028 and used $817,715 of cash in operating activities during the nine months ended December 31, 2019. Further, the Company’s independent auditor in their audit report for fiscal year ended March 31, 2019 expressed substantial doubt about the Company’s ability to continue as a going concern. These and other factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and income from operations. During the nine months ended December 31, 2019, the Company issued convertible notes for total proceeds of $791,939 in private placements with accredited investors. However, the Company will need and is currently working on obtaining additional funds to operate its business through and beyond the date of this Form 10-Q filing. There is no assurance that such funds will be available or at terms acceptable to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions and covenants on its operations, in the case of debt financing or cause substantial dilution for its stockholders in the case of convertible debt and equity financing.

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

Revenue Recognition

The Company’s revenue is principally derived from its subsidiaries, Applied Products LLC, and Trace Analytics.

•	Applied Products LLC revenues are generated from sales of high-quality CBD products for consumer and pet health and wellness. Sales of these products are made to individual distributors and through online sales. Revenue from the sale of these products was $192,011 and $472,509 during the nine months ended December 31, 2019 and 2018, respectively

•	Trace Analytics generates revenue from services by offering state-of-the-art testing and analytics capabilities to CBD and hemp companies. Sales of these services are to marijuana producers and processors, dispensaries, and CBD and hemp companies. Revenue from the sale of these services was $433,295 during the nine months ended December 31, 2019.

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

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)
Advertising

The Company expenses advertising costs as incurred. Advertising expense for the nine month periods ended December 31, 2019 and 2018 amounted to $37,144 and $40,769, respectively, and were included in “Sales and marketing expenses” in the Consolidated Statements of Operations.

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

Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company conducts its annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Estimations and assumptions regarding the number of reporting units, future performances, results of the Company’s operations and comparability of its market capitalization and net book value will be used. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss is measured by the resulting amount. Because the Company has one reporting unit, as part of the Company’s qualitative assessment an entity-wide approach to assess goodwill for impairment is utilized. Based on management’s assessment, no impairment losses have been recorded in the nine month periods ended December 31, 2019.

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
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance was issued to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. The Company adopted ASU 2018-07 on April 1, 2019. The adoption of the standard did not have a material impact on our financial statements for the three and nine months periods ended December 31, 2019 or the previously reported financial statements.

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

Leases

Prior to April 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective April 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of $372,490 on October 1, 2019 upon commencement of the new leases of the Company. There was no cumulative-effect adjustment to accumulated deficit. See Note 9 for further information regarding the adoption of ASC 842.

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

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2019	March 31, 2019
Lab Equipment	$569,484	$569,484
Office Furniture and Equipment	57,562	57,562
Leasehold Improvements	21,557	21,557
	648,603	648,603
Less: Accumulated Depreciation	(317,280)	(196,555)
	$331,323	$452,048

NOTE 4 – EQUITY INVESTMENTS

Equity investments relate to purchases of stock in certain entities with ownership percentages of less than 5% and consist of the following:

	December 31, 2019	March 31, 2019
(A) GemmaCert	$93,529	$93,529
(B) Hightimes Holdings Corp.	327,382	654,763
(C) Precision Cultivation Systems, LLC	50,000	50,000
(D) Bailey Venture Partners XII LLC	100,000	100,000
	$570,911	$898,292

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

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

As a private company, GemmaCert does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in GemmaCert during the nine months ended December 31, 2019. As such, the Company valued the investment at $2.536 per share, reflecting the most recent purchase price for total value of $93,529, which is believed to approximate market value.

(B) In January 2017, the Company entered into an agreement to purchase 59,524 shares of Class A common stock at a price of $4.20 per share for total investment of $250,000, which accounts for less than 5% investment in Hightimes Holdings Corp. (“Hightimes”). Hightimes owns High Times Magazine and hosts festivals, events and competitions including the High Times Cannabis Cup and multiple e-commerce properties, including HighTimes.com, CannabisCup.com and 420.com.

As of March 31, 2019, the Company was able to obtain observable evidence that the investment had a market value of $11.00 per share, or an aggregate value of $654,763. As of December 31, 2019, the Company obtained further observable evidence that the investment had a market value of $5.50 per share, or an aggregate value of $327,382 for a decrease in value of $327,381, which was reflected as a change in fair value of our equity investments in the condensed consolidated statements of operations.

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

As a private company, Precision does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Precision during the nine months ended December 31, 2019. As such, the Company has measured the value of the investment at cost as of December 31, 2019, which management believes approximates market value.

(D) In January 2018, the Company paid $100,000 for the purchase of a Membership Interest in Bailey Venture Partners XII LLC (“Bailey”) representing less than 5% interest in Bailey. Along with other funds received from third-party investors, Bailey plans to invest funds received in various strategic investments.

As a private company, Bailey does not have a readily determinable fair value. Additionally, there have been no observable price changes from transactions for similar investments in Bailey during the fiscal year ended March 31, 2019. As such, the Company has measured the value of the investment at cost as of December 31, 2019, which management believes approximates market value.

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
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2019	March 31, 2019
Convertible notes	$249,939	$-
12% Senior Convertible Promissory Note	250,000	-
Less: Debt Discount	(153,170)	-
Total Convertible Notes, Net of Debt Discount	$346,769	$-

Convertible Notes

During the nine months ended December 31, 2019, the Company issued separate Convertible Promissory Notes (“Notes”) having a total principal amount of $349,939 to accredited holders at an interest rates ranging from 0% to 1% per month. The note holder, at their sole discretion and election, are allowed to convert any part or all of the then outstanding principal and/or interest on these Notes into shares of common stock of the Company at conversion prices ranging from $0.65 to $1.00 per share. As of December 31, 2019, $100,000 of the Notes were converted, into 153,846 shares of the Company’s common stock based on a conversion price of $0.65 per share. As such, balance of the notes at December 31, 2019 was $249,939.

Certain of the Notes were issued when the market price of the Company’s common stock was in excess of conversion price per share creating a beneficial conversion feature associated with these Notes with an aggregate amount of $71,381 at issuance dates. As such, the Company recorded the $71,381 intrinsic value of the beneficial conversion feature at issuance dates of the Notes as additional paid-in capital and recognized as a debt discount. The debt discount is being amortized as interest expense over the terms of the related notes. During the nine month period ended December 31, 2019, the Company recorded amortization of the debt discount of $52,933 as interest expense. As such, unamortized debt discount as of December 31, 2019 related to these Notes was $18,449.

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

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

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

The Company considered the FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes was not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Note was not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Note, the initial fair value of the embedded conversion feature was $199,081. As such, the Company recorded a $199,081 derivative liability which was recorded as debt discount offsetting the fair value of the Note (see Note 7). During the nine months ended December 31, 2019, the Company amortized $64,360 of the debt discount to interest expense. The balance of the unamortized discount was $134,721 at December 31, 2019.

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

NOTE 7 – DERIVATIVE LIABILITY

In accordance with the FASB authoritative guidance, the conversion feature of the Note was separated from the host contract and recognized as a derivative instrument with a fair value of $199,081, which is re-measured at the end of every reporting period with the change in value reported in the condensed statement of operations. The initial derivative liability was valued using a weighted-average Black-Scholes-Merton model with the following assumptions: risk-free interest rate of 1.69%; expected volatility of 189%; expected life of 1 year; and expected dividend yield of 0%. The derivative liability was re-measured to be $234,058 as of December 31, 2019 using a weighted-average Black-Scholes-Merton model with the following assumptions: risk-free interest rate of 1.60%; expected volatility of 196%; expected life of .68 years; and expected dividend yield of 0%. This resulted in an increase in the initial value of the derivative of $34,977, which was recognized as other expense in the Company’s Condensed Statement of Operations for the nine months ended December 31, 2019.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the period SBS Management LLC, a company controlled by Mr. Scott Stevens, who was appointed to the Company’s board of directors on April 15, 2019, made advances to the Company to cover certain operating expenses. These advances are unsecured, non-interest bearing, with no formal terms of repayment. As of December 31, 2019, the amounts due SBS were $96,300 and are included in accounts payable on the accompanying consolidated condensed balance sheets. During the nine months ended December 31, 2019, the Company paid SBS Management LLC $75,000 for management services. In addition, the Company reimbursed SBS Management LLC $35,000 for rent expense which amount has been included in general and administrative expense for the period. There were no such amounts invoiced during the nine months ended December 31, 2018.

During the nine months ended December 31, 2019, the Company incurred $63,286 of which the Company paid $54,566 and $8,720 is included in accounts payable on the accompanying consolidated condensed balance sheets, from Emmess Group, Inc., a strategic advisory company, of which the Company’s President of Applied Biopharma LLC is the Executive Vice President and Managing Director of Emmess Group Inc. In addition, in October 2019 the Company issued 250,000 shares of the Company’s common stock to the President of Applied Biopharma at a price per share of $0.60 or $150,000, which was based on the fair market value of the Company’s common stock on date of issuance.

On May 15, 2019, the Company’s Board of Directors approved the issuance of a convertible promissory note (the “Note”) in the principal amount of $250,000 to Greys Peak Ventures LLC, an investment firm whose partners include Scott Stevens and Chris Bridges, both directors of the Company. The Note was due December 31, 2019, holds a 0% interest rate, and is convertible at any time, in the sole discretion of the holder of the Note, into shares of common stock of the Company at a purchase price of $1.00 per share. As of December 31, 2019, the Company had borrowed $192,000 against the Note.

A portion of the Notes were issued when the market price of the Company’s common stock was in excess of the $1.00 per share conversion price creating a beneficial conversion feature associated with these Notes with an aggregate amount of $6,000 at issuance dates. As such, the Company recorded the $6,000 intrinsic value of the beneficial conversion feature at issuance dates of the Notes as additional paid-in capital, and recognized as a debt discount, which was amortized as interest expense during the nine-month period ended December 31, 2019.

APPLIED BIOSCIENCES CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS PERIODS ENDED DECEMBER 31, 2019 AND 2018
(unaudited)

NOTE 9 – EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.00001 par value, undesignated Preferred Stock. As of December 31, 2019, the Company has not issued any shares of Preferred Stock nor has the Company designated any class of Preferred Stock.

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

Shares Issued to Board Members and President

In conjunction with the resignation of a board member in September 2019, the Company issued 100,000 shares to the former board member for past services rendered at a price of $0.70 per share for a total cost of $70,000, which represented the market price of the shares as of the date of issuance. In addition, in December 2019, the Company issued 300,000 shares of which 150,000 shares were issued to a board member of the company and 150,000 were issued to the President of CBD Products for past services at a price of $0.27 per share for a total cost of $81,000, which represented the market price of the shares as of the date of issuance. The value of these shares was reflected in general and administrative expenses is the Company’s condensed consolidated statements of operations.

Shares Issued for Services

During the nine months ended December 31, 2019, the Company issued 550,000 shares to four consultants for services rendered at a prices ranging from $0.51 to $0.60 per share for a total cost of $321,000, which represented the market price of the shares as of the date of relevant agreements. As of December 31, 2019, 450,000 of these shares have not been issued, and as such, the total fair value of these shares was reflected as “Common stock to be issued” in the accompanying condensed consolidated balance sheets as of December 31, 2019. The value of these shares was reflected in general and administrative expenses is the Company’s condensed consolidated statements of operations.

Shares Issued for Debt

During the nine months ended December 31, 2019, the Company issued 153,846 shares in conjunction with the conversion of a $100,000 convertible note.

NOTE 10 – LEASE OBLIGATIONS

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

Effective April 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset (“ROU”) and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. In conjunction with the lease extensions entered into on October 1, 2019, the Company recorded a ROU asset and liability of $372,490. The Company used an implicit rate of interest to determine the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$25,398

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$-
Weighted average remaining lease term – operating leases (in years)	4.3
Average discount rate – operating leases	4%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use assets	$350,752

Short-term operating lease liabilities	$89,136
Long-term operating lease liabilities	261,616
Total operating lease liabilities	$350,752

Maturities of the Company’s lease liabilities are as follows:

Fiscal Year Ending March 31,	Operating Leases
2020 (remaining 3 months)	$25,398
2021	101,593
2022	85,092
2023	60,593
2024	68,593
2025	34,296
Total lease payments	383,565
Less: Imputed interest/present value discount	(32,813)
$350,752

Rent expense for the nine months ended December 31, 2019 and 2018 was $85,950 and $24,750, respectively.

NOTE 11 – SUBSEQUENT EVENT

In February 2020, the principal amount of debt owed to Greys Peak Ventures LLC of $192,000 was converted to 192,000 shares of the Company’s common stock.

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

Results of Operations

Our revenue, operating expenses, and net loss from operations for our three and nine months ended December 31, 2019 as compared to our three and nine months ended December 31, 2018 were as follows:

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

	Three Months	Three Months		Percentage
	Ended	Ended	$ Change	Change
	December 31, 2019	December 31, 2018	Inc (Dec)	Inc (Dec)

REVENUE, NET
Products	$22,357	$413,109	$(390,752)	(95)%
Services	147,218	-	147,218	-
Total costs of revenue	169,575	413,109	(243,534)	(59)%

COST OF REVENUE
Products	17,137	379,582	(362,445)	(95)%
Services	34,206	-	34,206	-
Total costs of revenue	51,343	379,582	(328,239)	(86)%

GROSS MARGIN	118,232	33,527	84,705	253%

EXPENSES
Sales and marketing	50,590	100,730	(50,140)	(50)%
General and administrative	997,055	1,317,469	(320,414)	(24)%
Depreciation and Amortization	40,828	292	40,536	13,882%
TOTAL OPERATING EXPENSES	1,088,473	1,418,491	(330,018)	(23)%
OPERATING LOSS	(970,241)	(1,384,964)	(414,723)	(30)%
Other Income (Expense)
Unrecognized loss on equity investment	(327,381)	-	(327,381)	-
Change in fair value of derivative	(39,231)	-	(39,231)	-
Interest Expense	(89,017)	(506,579)	417,562	(82)%
Total other income, net	(455,629)	(506,579)	50,950	(10)%
NET LOSS	(1,425,870)	(1,891,543)	(465,673)	(25)%
Less: Net loss attributable to non controlling interest	72,480	(234)	72,714	(31,074)%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(1,353,390)	$(1,891,777)	$(538,387)	(28)%

Revenues: Revenues relate to shipments of cannabidiol (“CBD”) brand products and lab testing services. During the three months ended December 31, 2019, revenue from our CBD product lines was $22,357 as compared to $413,109 for the three months ended December 31, 2018. The decrease of $390,752 related to lower sales of bulk hemp seed and raw CBD. Service revenue resulting from our lab testing is attributable solely to the acquisition of Trace Analytics in January 2019, and totaled $147,218 for the three months ended December 31, 2019.

Cost of Revenue: Cost of goods sold is driven by product sales, and primarily consists of purchases of inventory for sale. We generally purchase products that are private labels and brand the products using our tradenames. During the three months ended December 31, 2019, we incurred $17,137 of costs to purchase product which represented 77% of our product revenues as compared to $379,582 or 92% of our product revenues for the three months ended December 31, 2018. Similar to revenues, lower product costs for the three months ended December 31, 2019 as compared to the same period in 2018 were driven by lower purchases of bulk hemp seed and raw CBD. Cost of services were $34,206 or 23% of service revenues and related to our lab testing services, which is attributable solely to the acquisition of Trace Analytics.

Gross Margin: For the three months ended December 31, 2019, gross margin from sale of our CBD products was $5,220 or 23% of product revenues as compared to a gross margin of $33,527 or 8% for the three months ended December 31, 2018. The improved gross margin percentage is primarily due to reduced sales lower margin bulk hemp seed and raw CBD. Gross margin from our lab testing services, which started January 1, 2019, totaled $113,012 or 77% of our lab testing revenues.

Sales and marketing: Sales and marketing expenses are mainly comprised of advertising, public relations, investor relations, events, and website marketing costs. Sales and marketing expenses decreased to $50,590 for the three months ended December 31, 2019 as compared to $100,730 for the three months ended December 31, 2018. The decrease is due to lower spending for investor relations and other marketing professional services.

General and administrative: General and administrative expenses are mainly comprised of professional fees, travel expenses, meals and entertainment and other office support costs. General and administrative expenses decreased $320,414 to $997,055 for the three months ended December 31, 2019 as compared to $1,317,469 for the three months ended December 31, 2018. The decrease was mainly attributable to lower issuance of common stock for services offset somewhat by the acquisition of Trace Analytics and addition of our Applied Biopharma subsidiary, with general and administrative expenses for the remainder of the Company essentially flat compared to the three months ended December 31, 2018.

Depreciation and amortization: Depreciation expense was $40,828 for the three months ended December 31, 2019 as compared to $292 for the three months ended December 31, 2018. The increase was driven solely by depreciation on equipment acquired in connection with the acquisition of Trace Analytics in January 2019.

Unrecognized Gain on Equity Investments: We remeasure our equity investments at each reporting period at fair value with changes in fair value recognized in net income. During the three months ended December 31, 2019, we obtained observable evidence that the fair value of certain equity investments had decreased by $327,381. As such, we recorded an unrecognized loss from the change in market value of $327,281 during the three months ended December 31, 2019. There was no observable evidence in the change in fair market value for any of our equity investments during the three months ended December 31, 2018.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our senior secured convertible note issued by us in December 31, 2019 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of this note is characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our consolidated statement of operations. During the three months ended December 31, 2019, we recorded an expense of $39,231 due to the change in the fair value of our derivative liability.

Interest Expense: During the three months ended December 31, 2019 and 2018, we recorded $16,621 and $111,498, respectively, of interest costs related to convertible notes along with amortization of $72,396 and $395,090, respectively, of debt discount recorded in conjunction with the convertible notes. The decreases were driven by timing of loans along with related interest rates from convertible notes for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Nine months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

	Nine Months	Nine Months		Percentage
	Ended	Ended	$ Change	Change
	December 31, 2019	December 31, 2018	Inc (Dec)	Inc (Dec)

REVENUE, NET
Products	$192,011	$472,509	$(280,498)	(59)%
Services	433,295	-	433,295	-
Total costs of revenue	625,306	472,509	152,797	32%

COST OF REVENUE
Products	167,546	439,740	(272,194)	(62)%
Services	81,967	-	81,967	-
Total costs of revenue	249,513	439,740	(190,227)	(43)%

GROSS MARGIN	375,793	32,769	343,024	1,047%

EXPENSES
Sales and marketing	256,775	556,167	(299,392)	(54)%
General and administrative	2,271,546	1,712,667	558,879	33%
Depreciation and Amortization	120,324	877	119,447	13,620%
TOTAL OPERATING EXPENSES	2,648,645	2,269,711	378,934	17%
OPERATING LOSS	(2,272,852)	(2,236,942)	35,910	2%
Other Income (Expense)
Unrecognized (loss) gain on equity investments	(327,381)	404,763	(732,144)	(181)%
Change in fair value of derivative	(34,977)	-	(34,977)	-
Interest Expense	(153,818)	(574,880)	421,062	(73)%
Total other income, net	(516,176)	(170,117)	(346,059)	203%
NET LOSS	(2,789,028)	(2,407,059)	381,969	16%
Less: Net loss attributable to non controlling interest	233,995	9,358	224,637	2,400%
NET LOSS ATTRIBUTABLE TO APPLIED BIOSCIENCES CORP.	$(2,555,033)	$(2,397,701)	$157,332	7%

Revenues: During the nine months ended December 31, 2019, revenue from our CBD product lines was $192,011 as compared to $472,509 for the nine months ended December 31, 2018. The decrease of $280,498 related to lower sales of bulk hemp seed and raw CBD. Service revenue resulting from our lab testing totaled $433,295 for nine months ended December 31, 2019.

Cost of Revenue: During the nine months ended December 31, 2019, we incurred $167,546 of costs to purchase product which represented 87% of our product revenues as compared to $439,740 or 93% of our product revenues for the nine months ended December 31, 2018. Similar to revenues, lower product costs for the three months ended December 31, 2019 as compared to the same period in 2018 were driven by lower purchases of bulk hemp seed and raw CBD. Cost of services related to our lab testing for the nine months ended December 31, 2019 were $81,967 or 19% of service revenues.

Gross Margin: For the nine months ended December 31, 2019, gross margin from sale of our CBD products was $24,465 or 13% of products revenue as compared to a gross margin of $32,769 or 7% of product revenues for the nine months ended December 31, 2018. The improved gross margin percentage is primarily due to reduced sales lower margin bulk hemp seed and raw CBD. Gross margin for the nine months ended December  31, 2019 from our lab testing services totaled $351,328 or 81% of our lab testing revenues.

Sales and marketing: Sales and marketing expenses decreased to $256,775 for the nine months ended December 31, 2019 as compared to $556,167 for the nine months ended December 31, 2018. The decrease was due to lower spending for investor relations and other marketing services.

General and administrative: General and administrative expenses increased by $558,879 to $2,271,546 for the nine months ended December 31, 2019 as compared to $1,712,667 for the nine months ended December 31, 2018. The increase was mainly attributable to the acquisition of Trace Analytics and the addition of our Applied Biopharma subsidiary, offset somewhat by lower issuance of common stock for services.

Depreciation and amortization: Depreciation expense was $120,324 for the nine months ended December 31, 2019 as compared to $877 for the nine months ended December 31, 2018. The increase was driven solely by depreciation on equipment acquired in connection with the acquisition of Trace Analytics in January 2019.

Unrecognized Gain on Equity Investments: We remeasure our equity investments at each reporting period at fair value with changes in fair value recognized in net income. During the nine months ended December 31, 2019, we obtained observable evidence that the fair value of certain equity investments had decreased by $327,381. As such, we recorded an unrecognized loss from the change in market value of $327,281 during the three months ended December 31, 2019. During the nine months ended December 31, 2018, we were able to obtain observable evidence that the fair value of certain equity investments had increased by $404,763. As such, we recorded an unrecognized gain from the change in market value of $404,763 during the nine months ended December 31, 2018.

Change in Fair Value of Derivative Liability: In accordance with the FASB authoritative guidance, the conversion feature of our senior secured convertible note issued by us in December 31, 2019 was separated from the host contract (i.e., the notes) and recognized as a derivative instrument. The conversion feature of this note is characterized as a derivative liability, which is re-measured at the end of every reporting period with the change in value recognized as a gain or loss in our consolidated statement of operations. During the nine months ended December 31, 2019, we recorded an expense of $34,977 due to the change in the fair value of our derivative liability.

Interest Expense: During the nine months ended December 31, 2019 and 2018, we recorded $30,525 and $137,075, respectively, of interest costs related to convertible notes along with amortization of $123,293 and $437,805, respectively, of debt discount recorded in conjunction with the convertible notes. The decreases were driven by timing of loans and related interest rates from convertible notes for the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018.

Liquidity and Capital Resources

Cash Flows

A summary of our cash flows for the nine months ended December 31, 2019 is as follows:

Net cash used in operating activities was $817,715 for the nine months ended December 31, 2019 as compared to $788,863 for the nine months ended December 31, 2018. The increase in cash used in operations was primarily driven by the acquisition of Trace Analytics and the general and administrative costs associated with Trace operations. Additional increases were due to our addition of Applied Biopharma subsidiary along with sales and marketing costs related to growth in CBD products revenue.

Net cash used in investing activities during the nine months ended December 31, 2018 was the $550,000, which related to the deposit on the purchase price of Trace Analytics, Inc. that was completed in January 2019. We had no investing activities during the nine months ended December 31, 2019.

Net cash provided by financing activities for the nine months ended December 31, 2019 was $791,939 as compared to $1,519,500 for the nine months ended December 31, 2018. The decrease in cash provided by financing activities was driven by lower issuances of convertible notes. We anticipate additional financing activities in the coming months to support continued growth in our products and services revenue along with acquisitions of assets to establish and grow our biopharmaceutical operations.

Going Concern

As reflected in the condensed consolidated financial statements contained elsewhere is this Form 10-Q, as of December 31, 2019 we had cash on hand and had an accumulated deficit of $21,268 and $8,086,293, respectively, and during the nine months ended December 31, 2019, we utilized cash for operations and incurred a net loss of $817,715 and $2,789,028, respectively. Our uses of cash have been primarily for strategic investments along with support for operations and marketing efforts to promote and develop our CBD products and our company. Our principal sources of liquidity have been cash provided by financing, primarily through the sale of equity securities and issuance of convertible notes, along with revenues from our principal business activities. Further, we have used cash for various strategic investments for which we typically receive returns when such investments are sold and when or if dividends are declared.

As of the date of this Form 10-Q, our cash resources are insufficient to meet our current operating expense requirements and planned business objectives without additional financing. Our ability to continue as a going concern is dependent on our ability to raise additional capital and to ultimately achieve sustainable revenues and income from our operations. During the nine months ended December 31, 2019, we raised $791,939 through the issuance of convertible notes to accredited. However, we anticipate that significant additional expenditures will be necessary to expand and bring to market our products and investments before sufficient and consistent positive operating cash flows will be achieved. Additionally, substantial cash will be needed to establish and advance our biopharmaceutical operations. As such, we will need additional funds to operate our business through and beyond the date of this Form 10-Q filing. There can be no assurance that such funds will be available or at terms acceptable to us. Even if we are able to obtain additional financing, it may contain undue restrictions and covenants on our operations, in the case of debt financing or cause substantial dilution for our stockholders in the case of convertible debt and equity financing.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, management concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The most significant issues identified were: 1) lack of segregation of duties due to very small staff and significant reliance on outside consultants, 2) risks of executive override also due to lack of established policies, and small employee staff and, 3) ineffective closing  procedures and financial statement disclosure controls. As the company’s operations increase, the company intends to take measures to mitigate the issues identified and implement a functional system of internal controls over financial reporting. Such measures will include, but not be limited to hiring of additional employees in its finance and accounting department; preparation of risk-control matrices to identify key risks and develop and document policies to mitigate those risks; and identification and documentation of standard operating procedures for key financial activities.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the nine months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Amendment (3)

3.1.3	Certificate of Change (3)

3.1.4	Certificate of Amendment (4)

3.2	Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-197443), filed with the Securities and Exchange Commission on July 16, 2014.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-197443), filed with the Securities and Exchange Commission on October 16, 2014.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223), filed with the Securities and Exchange Commission on November 10, 2016.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-52223) filed with the Securities Exchange Commission on April 13, 2018

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

APPLIED BIOSCIENCES CORP.
(Name of Registrant)

Date: February 18, 2020	By:	/s/ Raymond W. Urbanski
Name: Raymond W. Urbanski M.D, Ph.D.
Title: Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

